Form 10KSB
period 1999-12-31
ENTERPRISES SOLUTIONS INC
filed 2000-04-12
CIK 1099294

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934




                           ENTERPRISES SOLUTIONS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its Charter)


           Nevada                                         88-0232148
------------------------------------                 -------------------
(State or other jurisdiction of                       (I.R.S. Employer
Incorporation or organization)                       Identification No.)



  15 Raven Road, Canton, Massachusetts                       02021
(Address of principal executive offices)                  (Zip Code)



                     Issuer's telephone number: 617-510-3898
                                                781-828-5183



         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___  No _X_

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer had no revenues for the fiscal year ended December 31, 1999.

As of March 30, 2000, the aggregate market value of the Common Stock held by non-affiliates (based upon the last reported price on the bid-ask average on the OTC Bulletin Board) on March 30, 2000) was approximately $167,031,887. As of March 30, 2000, there were 7,783,925 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Enterprises Solutions, Inc., a Nevada corporation (the "Company"), was incorporated on September 16, 1987 under the name of Sedgewicke Business Alliance, Inc. On December 21, 1994, the Company changed its name to American Casinos International, Inc. ("ACII") and from that time focused its operations on the gaming industry. In particular, ACII operated a casino in Venezuela. In mid-1997, the Venezuelan government effectively shut down all casinos pending relicensing under a much changed and restrictive law. Although the new law had not yet been interpreted or clearly defined as to how it would ultimately be implemented, ACII's casino could not reopen as it had previously operated.

         In August, 1998, the Company capitalized $779,897 in shareholder loans and accrued payroll expenses. The shareholders to whom the loan and payroll were owed sold their shares to new investors and were allowed to keep the gaming equipment in Venezuela as compensation for any and all liabilities associated with the discontinued gaming operations. The Company also terminated a certain licensing agreement and the rights to offer Internet bingo and casino games, which the Company no longer considered part of its corporate business focus.

         On September 1, 1999, the Company changed its name to Enterprises Solutions, Inc. and, after being introduced to the merits of an engineering plan to provide security products and a bondable (insurable) architecture for the Internet, began to focus its endeavors on developing a suite of products and solutions for Internet security.

Recent Developments

Securities and Exchange Commission Proceedings

         Suspension in Trading of Common Stock. On March 30, 2000, the Securities and Exchange Commission ("Commission") announced the temporary suspension, pursuant to Section 12(k) of the Securities Exchange Act of 1934 (the "Exchange Act"), of trading of the Common Stock of the Company at 9:30 a.m. on March 30, 2000 and terminating at 11:59 p.m. on April 12, 2000. The Commission announced that it temporarily suspended trading in the securities of the Company because of questions concerning the accuracy and completeness of assertions made by the Company in its filings with the Commission, in its recent press releases, and on its Internet website, including questions about the identity of persons in control of the operations and management of the Company. The Commission cautioned broker-dealers, shareholders, and prospective purchasers that they should carefully consider the foregoing information along with all other currently available information and any information subsequently issued by the Company. Further, the Commisssion advised that brokers and dealers should be alert to the fact that, pursuant to Rule 15c2-11 under the Exchange Act, at the termination of the trading suspension, no quotation may be entered unless and until they have strictly complied with all of the provisions of the rule. If any broker or dealer has any questions as to whether or not he has complied with the rule, he should not enter any quotation but immediately contact the staff of the Commission in Washington, D.C. If any broker or dealer is uncertain as to what is required by Rule 15c2-11, he should refrain from entering quotations relating to Enterprises Solutions, Inc. securities until such time as he has familiarized himself with the rule and is certain that all of its provisions have been met. If any broker or dealer enters any quotation that is in violation of the rule, the Commission stated that it would consider the need for prompt enforcement action.

         Court Filing for Temporary Restraining Order and Other Relief. On April 6, 2000, the Commission filed in the U.S. District Court for the Southern District of New York (1) a motion for Temporary Restraining Order, Order to Show Cause and Orders Granting Other Relief against the Company and Herbert S. Cannon, Defendants; (2) a Verified Complaint against the Company, Herbert S. Cannon and Dr. John A. Solomon, Defendants, and Rowen House Ltd. and Montville Ltd., Relief Defendants; and (3) and an Ex Parte Application For Order Freezing Assets, Order To Show Cause Re Preliminary Injunction and Other Relief against the Company, Herbert S. Cannon, Rowen House, Ltd. and Montville, Ltd.

         The Commission's application for Temporary Restraining Order requests a Court order (i) freezing certain assets of relief defendants, Rowen House, Ltd and Montville, Ltd., (ii) requiring these relief defendants to show cause why preliminary injunctive relief should not be entered, and (iii) enjoining all defendants and relief defendants from destroying evidence. As to the Commission's application to freeze assets of the relief defendants, it requested an immediate freeze, with specified provisos, on (i) all monies held in any account name maintained at the brokerage firm of Wall Street Equities, in the name of, for the benefit of, or over which account authority is held by relief defendants Rowen House, Ltd. and Montville, Ltd., to the extent such funds represent the proceeds from the sale of shares of stock of the Company, and (ii) any shares of the Company's Stock contained in such account. The Commission also applied for expedited discovery for an order that all defendants and relief defendants, and specified persons associated with them, be restrained and enjoined from destroying, mutilating, concealing, altering, or disposing of, in any manner, an document (as defined in the Commission's application). The Court granted the Commission's application for the above Temporary Restraining Order on April 6, 2000.

         The Commission's Verified Complaint alleged securities fraud in violation of the Exchange Act Section 10(b) and Rule 10b-5 promulgated thereunder and requested relief enjoining the Company, Herbert S. Cannon and Dr. John A. Solomon from violating the Exchange Act, the aforementioned Section 10(b) and Rule 10b-5; ordering Herbert S. Cannon to account for and disgorge, with interest, all profits he has realized from any sales of the Company's Common Stock, including sales through brokerage firms over which he had any direct or indirect control, including those of relief defendants, Rowen House, Ltd. and Montville, Ltd.; imposing a constructive trust upon any and all proceeds from the Company's Common Stock sales being held in the brokerage accounts of relief defendants Rowen House, Ltd. and Montville, Ltd.; and ordering Herbert S. Cannon and Dr. John A. Solomon to pay appropriate civil penalties.

         The Commission's Ex Parte Aplication for Order Freezing Assets, Order To Show Cause Re Preliminary Injunction and Other Relief supports its application for an ex parte order (i) freezing certain assets of the relief defendants Rowen House, Ltd. and Montville, Ltd., (ii) requiring these relief defendants to show cause why preliminary injunctive relief should not be entered, (iii) requiring these relief defendants to each provide certain asset identifying information, and (iv) enjoining all defendants and relief defendants from destroying evidence.

         The Company is working actively to attempt to settle the above proceedings with the Commission.

Termination of Teaming Agreement with Gemini Computers, Incorporated

         On April 10, 2000, Gemini Computers, Incorporated ("Gemini") advised the Company that, given the above-described actions by the Commission, it was terminating the Teaming Agreement in effect between the parties effective immediately and it had no intent to move forward with any transaction involving the acquisition of Gemini by the Company.

Offshore Financing

         On April 2, 2000, the Company executed a Deed Poll under the laws of Switzerland in favor of the holders of notes issued pursuant thereto (the "Deed Poll"). Upon application of Waltrag A.G., in exchange for a purchase price of $5,000,000, the Company issued to Waltrag A.G., the initial holder, $5,000,000 principal amount of its Convertible Notes pursuant to the Deed Poll (the "Notes", such term to include the additional note issued as described below). As set forth in the Deed Poll, each Note is in registered form and in the minimum denomination of $250,000 each, bearing a coupon interest rate of 10% nominal interest per annum, payable monthly in arrears, and maturing April 2, 2001. The Notes are convertible at the option of the holder into Common Stock of the Company, on or before April 2, 2001, at a conversion price of 90% of the 22 day moving average price of the Company's Common Stock, backdated from the time of the conversion request. The Company received payment of the $5,000,000 purchase price for the above Notes on April 4, 2000.

         In connection with the issuance of the Notes, as a commission without payment of additional consideration, Waltrag A.G. was also issued an additional
Note in the principal amount of $250,000, the terms of which Note are the same as those of the $5,000,000 principal amount of Notes referred to above, and warrants to purchase 50,000 shares of Common Stock of the Company on or before April 2, 2003, exercisable at a price equal to 120% of the conversion price of the Notes calculated as of April 2, 2000.

         Under the Deed Poll, the holder(s) of the Notes and Warrants have piggyback registration rights for the underlying shares of Common Stock with respect to any registration statement under the Securities Act of 1933 filed by the Company at any time. The Company has no right to redeem any of the Notes prior to their maturity date of April 2, 2001. The holder of Notes may, within 28 days of first becoming entitled to voting shares of the Company such that any further aquisition of voting shares by the holder, require the Company within a 21 day period to redeem the outstanding Notes. The holder of the Notes has the express right to demand the redemption of its Notes.

         The Company is not restricted in future financings by the provisions of the Deed Poll.

         The Deed Poll provides for a minimum subscription price by an applicant of $100,000. Each holder of notes issued pursuant to the Deed Poll has the benefit of, and is entitled to enforce the Deed Poll, whether or not such holder is or is not a party to the Deed Poll. The Company agreed to establish and maintain in New York, N.Y., a Register of the holders of notes issued pursuant to the Deed Poll, and to determine amounts, if any, of withholding tax applicable to any payment in respect to a note.

Description of Business

         The Company's business is in the developmental stage. The Company has one product under development that it is currently offering, its ESIGuard, a secure virtual private network ("VPN") guard, which would provide a node to node domain separating, gateway router. The defining characteristics of this premier guard would be its ability to provide strong domain separation of communication channels based upon an independently evaluated, high assurance multi-level secure ("MLS") security kernel.

The Company's objective is to address what it perceives to be a lack of security in the Internet applications by developing and providing high assurance security computer networks and related products and services. Based upon its research, the Company believes that none of the computer systems and software currently being used for Internet transactions is adequately secure to business levels of assurance. Based on independent, trusted third party assessment of the security properties of its technology, the Company anticipates that its products will afford the high assurance security levels necessary to support liability bonding by business insurance carriers, and therefore provide the basis for growth in electronic commerce over the Internet, particularly in Business-to-Business
(B2B) transactions, and enable Internet E-Commerce to reach critical mass.

The Company's management believes that the demand for trusted network systems and products has grown significantly in recent years due to the dramatic increase in the use of the Internet for electronic business transactions, and its demonstrated vulnerability to attacks, evident by increasing incidents of break-ins. Further, the Company management believes that, while the current arsenal of security products may provide adequate defenses against specific known vulnerabilities, improving the basic integrity of the network platforms (workstations and servers) provides a more comprehensive and effective approach to network security against all forms of attacks. To this end, the Company's product line will concentrate on establishing high assurance platforms, or enhancing of existing platforms, specifically workstations, such that high levels of assurance in the security of the networking foundations can be established, and the integrity of the composed networks sustained. By establishing secure network foundations with verifiable security properties, the Company believes that it can enable liability management for eBusiness over the Internet.

         The Company sees three potential market segments which it expects will be interested in purchasing its trusted network products and related services: infrastructure providers, corporate consumers and governments. The three main product areas which the Company plans to offer to these segments are: (1) bondable hardware/software products that provide enhancements that extend the basic platform architecture for a secure network infrastructure; (2) layered software applications and network services built upon secure server platforms; and (3) support for consulting and integrator services which provide hosted services offered to customers.

         The Company has commenced initial planning and development of a network security architecture, which it plans to market under the Bondable Network Architecture (BNA) product designation. The Company intends that this planned family of trusted network server appliances and secure client workstations based on its technology, would transparently integrate into the existing Internet environment without modification either to the basic user applications or the prevailing workstation environment. The Company's planned product line would support bondable networks satisfying a wide range of E-Commerce business needs, while preserving current investments in Internet technologies. In addition, the Company believes that the demand for its products would give rise to a demand for security related consulting, support and training services.

The Bondable Network Architecture would integrate a scalable number of high assurance network components connected through existing media (both private and public networks, such as the Internet) by reliably authenticated, trusted sessions to compose secure virtual networks isolating the business processes. The principle components of the BNA include the secure E-Commerce Workstations and trusted eBusiness Servers.

The planned family of high assurance network servers, of which the ESIGuard is the first, would host trusted network services which are required to support the trusted architecture, as well as enterprise-specific value-laden applications. In addition to the trusted ESIGuard, the Company plans to produce an high assurance Certificate Authority (CA) server, a secure Web environment in the form of a Web Server, and trusted, pervasive Directory Services (DS).

         The Company's planned family of trusted workstation products are based on an additional hardware/software component that would enhance the existing platform operating system to extend the architecture ensuring the integrity of the critical security services supported across the Bondable Network Architecture. Assuming the availability of adequate financing, the Company estimates time to market of six months for the first of its planned client components.

Systex Inc.

The Company is negotiating with certain creditors of Sistex, Inc. for the exclusive rights to license the "Assure" technology, which was created in conjunction with the Novell's Trusted Network Architecture (R). The Company plans to use this technology as an initial basis for expediting their technology to market as a plug-in card to retrofit existing workstations.

Because the Company is still negotiating for the rights to license and develop these technologies, it is possible that it will be unable to do so. However, the realization of the Bondable Network Architecture is not dependent on this technology.

Research and Development Expenditures

         The Company has made no expenditures the past year on research and development.

Government Regulation

         The Company plans to acquire technologies for use in developing its products which would enable them to leverage the prior evaluations and evidences of the technology based on international security criteria. In order to maintain these government ratings, the Company will have to continuously update its products with evaluations and ratings. As an example, the Company will be required to maintain am ITSEC evaluation level of E4 or above assurance level for marketing in Germany. In addition, the Company will have to establish an adequate technical basis for providing digital signatures per statues in several US states.

         In order to import/export any of its high assurance products or any equipment containing encryption technology, the Company will have to comply with the relevant regulations then in effect which are promulgated by the various world governments and US Department of State and/or Commerce.

Industry and Market for the Company's Products and Services

The Need for Business Level Assurances of Protection

         The Company's management believes that as more and more businesses come to rely on the Internet as a means of communicating and conducting transactions with suppliers, customers and business partners, the need for secure, trusted network products will become critical. The market analysis in the 1998 Ernst and Young Special Report on Technology in Banking and Financial Services presents technology spending trends on a global basis. The report focuses on E-Commerce, and the survey findings indicate that global commerce has, in general, recognized the importance of the direct e-commerce channel and exposes the need for critical infrastructure - the, as yet, unsolved problems posed by today's technologies. Of the 100 institutions surveyed in 26 countries most plan to allocate significant resources to develop the information infrastructure required to exploit e-commerce. Management believes that this indicates that the Internet has come of age as a viable

         According to the Gartner Group, "...through the year 2008, enterprises will continue to evolve into extended enterprises, where business processes encompass their partners, alliances and suppliers as well as their customers." In these so-called "value networks" (Ernst & Young), enterprises will use Internet-derived technology to extend their business processes.

         The Company believes that businesses will continue to extend their internal business processes to their external business partners, essentially redefining process boundaries to include the Internet, web server and browsers. This extranet technology will encompass all major businesses. But as stated by

Forrester, "...the explosive growth of the Internet raises new dimensions of risk, in the form of [attacks]...that exploit a system's communication capabilities." The Company believes that this is equally true of extranets.

         The Company believes that an "open" Internet means an "exposed" Internet, where the user is not protected. The Gartner Group has also stated that "As businesses expose their internal process to customers and suppliers, today's security is being rendered ineffective. Firewalls have reached their limit - taxed by the growing onslaught of invasive applications and aggressively outbound users." As one analyst has suggested, "What do you do when there are no perimeters? If you succeed in making your Web site easier to use, then everybody is an insider."

         Gartner further states "A new model is needed to save companies from security's crippling complexity and to enable increased openness." To do this, Gartner suggests that enterprises "...must adopt tools that add identity and policy to the extranet while delegating control across the business." The Company believes this to mean that the business community must establish liability, accountability and interoperability uniformly across the entire E-Commerce networking environment which is just as reliable as in the pen-and-paper based business world. Further, the Company believes that the BNA will enable these capabilities.

Market Analysis

         The market trends in the Ernst and Young 1998 Special Report on Technology indicate significant changes from previous years, with the area of greatest change being Information Technology (IT) project spending. Projections contained in the report indicate that such spending will be more than twice its historical levels over the coming two to three years. This increase has been largely driven by mandatory initiatives, such as the Year 2000 computer problem and European Union Mandates. In 2001, these mandatory requirements are anticipated to decline dramatically. The Company believes, however, as apparently do the analysts, that these budgets will not be cut but rather reallocated to other areas even over budgetary constraints. Management further believes that, due to competitive demands, there will be a surge of new e-commerce budget monies after 2001 resulting from these reallocations.

         The Ernst & Young survey also indicated that stated growth in e-commerce spending is far out-stripping that of spending for new technologies as a whole. Respondents indicated that in 1998 they allocated twice as much of their technology budgets for e-commerce as they allocated in 1997. New technology budgets are projected to double from 1992 to 2001. Respondents also indicated that by 2001, they plan to expend 14% of their new technology budgets on e-commerce, alone. From this survey, the Company believes, as do the analysts, that during the next five years, there will be allocations of the new technology budgets for developing the information infrastructure for supporting e-commerce which will take precedence over technology upgrades.

         Respondents expect to see discretionary funding return to historical levels (around 31%) by the Year 2000. Additionally, revenue growth through e-commerce activities, viz., more content provider services, network service providers, and direct sales channels, continues to be the primary focus of IT discretionary spending and is projected to remain so for the next three to five years.

         In view of the survey findings, there are three aspects to the Company's products and marketing potential to be considered.

         First, according to the survey, sharp increases in IT funding, primarily attributable to mandatory projects such as Y2K compliance, with no corresponding reductions after the Year 2000, coupled with increases in discretionary funding projected for the Year 2000 and after, suggest that key project activities, such as security ("the number one concern" according to Gartner Group) and building of the information infrastructure are projected to receive a major share of the IT budget.

         Secondly, based on the survey predictions of the IT budgets dedicated for e-commerce and the expressed interests in public key cryptography and digital certificate systems, the Company believes that a trusted PKI security service would be positioned to compete for a significant share of this funding.

         Finally, increases in discretionary funding and in discretionary project budgets will likely address security apart from e-commerce, focusing strictly on corporate security requirements.

The Company believes analysts reports such as this Ernst & Young report, clearly identify network security as a top concern of corporate IT departments. As such, it believes that a comprehensive high assurance network architecture such as its BNA will create a greater potential to capture the niche security market share more rapidly when competing with the less comprehensive add-on security products currently available. For example, it would not be necessary for a customer to purchase a firewall virus protection and a certificate management system separately when using a comprehensive high assurance network product such as the Bonded Network Architecture. The Company believes that high assurance network products should compete aggressively in the area over the next three to five years. The Company also believes that as a potential basis for a new financial services industry, i.e., network bonding and insuring of transactions, its products would have a significant competitive advantage because of their enabling of liability management for B2B transactions.

Competition

         The market in which the Company plans to compete is that of bondable, business-to-business network platforms and services. The Company is not aware that any of the major network operating system providers currently is basing its product offerings on high assurance technology.

         The Company believes, however, that the development of its products and related markets could accelerate the industry for high assurance products. This would increase competition with the Company's planned products and services and encourage other companies to enter the market. Many of these other companies may be far larger and have greater resources than the Company, and could thus achieve a competitive advantage over the Company in product development and marketing in the long term.

Employees

         The Company currently has six employees, consisting of four engineers, one salesperson and one office administrator. The Company plans to hire additional employees, particularly engineers, to assist in the development of its products.

ITEM 2.  PROPERTIES

         The Company's executive headquarters is located Southeast of Boston at 15 Raven Road, Canton, Massachusetts 02021. The Company's Security Systems Solutions (S3) engineering and product development division and is located at 50 Ragsdale Drive, Suite 150, Monterey, California 93940. The Company has entered into a lease for this facility which has a three year term commencing on September 15, 1999 and expiring on September 14, 2002. The lease provides for a base rent of $5,919 per month. Pursuant to the lease, the Company is also responsible for 21.37% of (1) the operating expenses (estimated at $2,320 per month for the first year and including real property and any public authority taxes), (2) the services and utilities and (3) the Landlord's performance of Tenant Company's Covenants (if applicable). The building is a two-story office building of approximately 4,735 square feet. The Company believes that the premises are adequately insured.

         The Company's SSS division also has leased a corporate condominium located at 24525 Outlook Drive, #26, Carmel, California, 93923. The lease is for a period of one year commencing on September 8, 1999 and expiring on August 31, 2000 at a monthly rent of $2,250.

         The Company's main operations center is located at 5061 North Dixie Highway Boca Raton, Florida 33431. The offices at this location are leased under a month-to-month arrangement at a monthly rental of $150.

ITEM 3.  LEGAL PROCEEDINGS

         See "Item 1. Description of Business" for a description of pending proceedings with the Securities and Exchange Commission.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS

         The Company's securities trade on the OTC Bulletin Board and in the over-the-counter market "pink sheets". The Company's trading symbol is "EPSO". Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The following sets forth the range of high and low bid information for the quarterly periods indicated as reported by the National Quotation Bureau:

                       High      Low                               High     Low
                       ----      ---                               ----     ---
1997:  1st Quarter   .21875     .0625      1998:     1st Quarter   .50      .25
       2nd Quarter   .21875     .03                  2nd Quarter   2.25     .125
       3rd Quarter   .05        .03                  3rd Quarter   5        2
       4th Quarter   .5625      .04                  4th Quarter   6.50     4.50

1999:  1st Quarter   11.25      6          2000:     1st Quarter   21.50    1.50
       2nd Quarter   15.125     11
       3rd Quarter   14         13.50
       4th Quarter   6          1

         The foregoing bid information has been adjusted for the stock dividend which occurred in June 1999.

Holders

         As of March 31, 2000, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name was approximately 72.

Dividend Policy

         The Company does not anticipate paying any cash dividends on its common stock in the foreseeable future because it intends to retain its earnings to finance the expansion of its business. Thereafter, declaration of dividends will be determined by the Board of Directors in light of conditions then existing, including without limitation the Company's financial condition, capital requirements and business condition.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Comparison of the Year Ended December 31, 1999 and 1998

         Revenues decreased $328 (100%) to $0 in fiscal 1999 as compared to $328 in fiscal 1998. The decrease resulted from the fact that the Company discontinued its prior operations and has not yet generated any revenues from its planned Internet security business.

         Selling, general and administrative expenses increased $1,379,968 to $1,503,535 in fiscal 1999 from $125,567 in fiscal 1998. The net loss for fiscal 1999 increased $1,378,296 to $1,503,535 from a net loss in 1998 of $125,239 due to the foregoing.

Liquidity and Capital Resources

         The Company's working capital at April 4, 2000 was $5,000,000. The Company's primary sources of working capital have been from the offshore financing from Waltrag, A.G. referenced in Item 1, Recent Developments.

         Currently, the Company's primary cash requirements include the ongoing cost of the development of its new business plan and the costs of maintaining its administrative expenses.

ITEM 7.  FINANCIAL STATEMENTS

Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages as listed below:

                           ENTERPRISE SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                           ENTERPRISE SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                               TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT                           16

CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheets                                                         17

    Statements of Operations                                               18

    Statements of Shareholders' (Deficit)                                  19

    Statements of Cash Flows                                               20

    Notes to the Consolidated Financial Statements                      21-24

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

To the Shareholders of
  Enterprise Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Enterprise Solutions, Inc., (A Development Stage Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' (deficit) and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enterprise Solutions, Inc. as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Enterprise Solutions, Inc. will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company has suffered recurring losses from operations and, at December 31, 1999, had a working capital deficiency of $471,179 and a shareholders' deficit of $471,179 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


April 9, 2000

                           ENTERPRISE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                                        December 31,
                                                                                ---------------------------
                                                                                   1999             1998
                                                                                ----------       ----------
                                     Assets

Current assets

Cash                                                                            $   31,581       $   38,974
                                                                                ----------       ----------
Total current assets                                                                31,581           38,974
Loans and advances                                                                      --          125,000
                                                                                ----------       ----------
Total assets                                                                    $   31,581       $  163,974
                                                                                ==========       ==========
                     Liabilities and Shareholders' (Deficit)

Current liabilities

Accounts payable and accrued expenses                                           $  246,510       $       --
Demand loans                                                                       256,250               --
                                                                                ----------       ----------
Total current liabilities                                                          502,760               --
                                                                                ----------       ----------
Commitments and contingencies

Shareholders' (deficit)
Preferred stock; $0.001 par value; 5,000,000 shares authorized;
  148,500 and 100,000 shares issued and outstanding at
  December 31, 1999 and 1998, respectively                                             148              100

Common stock; $0.001 par value; 25,000,000 shares authorized;
  4,309,954 and 3,443,340 shares issued and outstanding at
  December 31, 1999 and 1998, respectively                                           4,310            3,444

Additional paid-in capital                                                       2,786,646        1,969,178
(Less) subscription receivable                                                          --          (50,000)
Retained (deficit)                                                              (1,633,509)      (1,633,509)
(Deficit) accumulated during the development stage                              (1,628,774)        (125,239)
                                                                                ----------       ----------
Total shareholders' (deficit) equity                                              (471,179)         163,974
                                                                                ----------       ----------
Total liabilities and shareholders' (deficit)                                   $   31,581       $  163,974
                                                                                ==========       ==========

                            See accompanying notes.

                       AMERICAN CORPORATE INVESTORS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                              Years Ended
                                                              December 31,
                                                    ----------------------------
                                                        1999              1998
                                                    -----------       ----------
Revenues                                            $        --       $      328
                                                    -----------       ----------
Costs and expenses

  Bad debt expense, net                                 727,617               --
  Salaries, wages and taxes                             122,355               --
  Professional/consultants fees                         387,739           16,821
  Rent                                                   46,664               --
  Insurance                                              31,144               --
  Telephone                                              10,374               --
  Office expenses                                        30,450            5,024
  Relocation expenses                                    48,474
  Stock transfer and related expenses                    11,049            3,722
  Abandonment of licensing agreement                         --          100,000
  Travel and promotion                                   87,669               --
                                                    -----------       ----------
Total costs and expenses                              1,503,535          125,567
                                                    -----------       ----------
Net (loss)                                          $(1,503,535)      $(125,239)
                                                    ===========       ==========

Net (loss) per common share                         $     (0.40)      $   (0.10)
                                                    ===========       ==========

Weighted average common shares                        3,714,010        1,278,071
                                                    ===========       ==========


                            See accompanying notes.

April 9, 2000

                           ENTERPRISE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT)

                                            Common Stock            Preferred Stock       Additional                       Total
                                      -----------------------------------------------      Paid-In        Retained     Shareholders'
                                         Shares      Amount       Shares       Amount      Capital        (Deficit)      (Deficit)
                                      ----------------------------------------------------------------------------------------------
Balance, January 1, 1998                317,340      $  318            --      $ --      $  859,772      $(1,633,509)    $ (773,419)

1998 Activity:
  Preferred shares issued                    --          --       100,000       100          99,900               --        100,000

  Common shares issued                2,084,000       2,084            --        --         243,916               --        246,000

  Common shares issued
    in stock split                    1,042,000       1,042            --        --          (1,042)              --             --

  Capitalize shareholder
    loans and accrued
    payables                                 --          --            --        --         786,397               --        786,397


  (Less) underwriting
    expenses                                 --          --            --        --         (19,765)              --        (19,765)

  (Less) subscription
    receivable                               --          --            --        --         (50,000)              --        (50,000)

  Net (loss)                                 --          --            --        --              --         (125,239)      (125,239)
                                      ----------------------------------------------------------------------------------------------
Balance, December 31, 1998            3,443,340       3,444       100,000       100       1,919,178       (1,758,748)       163,974

1999 Activity:
  Preferred shares issued                    --          --        48,500        48          48,452               --         48,500

  Common shares issued                  326,000         326           --         --         802,174               --        802,500

  Common shares issued
    in stock split                       90,603          90            --        --             (90)              --             --

  Common shares issued
    in cashless warrant
    exercise                            450,011         450            --        --            (450)              --             --

  Subscription receivable-
    paid                                     --          --            --        --          50,000               --         50,000

  (Less) underwriting
    expenses                                 --          --            --        --         (32,618)              --        (32,618)

  Net (loss)                                 --          --            --        --              --       (1,503,535)    (1,503,535)
                                      ----------------------------------------------------------------------------------------------
Balance, December 31, 1999            4,309,954     $ 4,310       148,500     $ 148     $ 2,786,646     $ (3,262,283)    $ (471,179)
                                      ==============================================================================================


                            See accompanying notes.

                           ENTERPRISE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                              Years Ended
                                                              December 31,
                                                     ---------------------------
                                                        1999              1998
                                                     ----------      -----------
Cash flows from operating activities
  Net (loss)                                        $(1,503,535)     $ (125,239)
Adjustments to reconcile net (loss)
  to net cash (used) by operating
  activities

  Bad debts                                            739,422               --
  Operating assets and liabilities
    Accounts payable and accrued expenses              246,510
                                                    ----------      -----------
Net cash (used) by operating activities               (517,603)        (125,239)
                                                    ----------      -----------
Cash flows from investing activities
  Loans and advances                                  (614,242)        (125,000)
                                                    ----------      -----------
Net cash (used) by investing activities               (614,242)        (125,000)
                                                    ----------      -----------
Cash flows from financing activities
  Demand loan proceeds                                 349,250           11,500
  Loan repayments                                      (93,000)              --
  Proceeds from issuance of shares
    of common stock                                    802,500          246,000
  Proceeds from issuance of shares
    of preferred stock                                  48,500          100,000
  Subscription receivable                               50,000          (50,000)
  Underwriting expenses                                (32,618)         (19,765)
                                                    ----------      -----------
Net cash provided by financing
  activities                                         1,124,632          287,735
                                                    ----------      -----------
Net (decrease) increase in cash                         (7,213)          37,496

Cash at beginning of year                               38,794            1,478
                                                    ----------      -----------
Cash at end of year                                 $   31,581      $    38,974
                                                    ==========      ===========
Schedule of Non-Cash Financing
  Transactions:

Additional paid-in capital upon
  conversion of debt                                $       --      $   786,397
                                                    ==========      ===========


                            See accompanying notes.

                           ENTERPRISE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


1. GENERAL

   Enterprise Solutions, Inc. (ESI) (Company), a Nevada Corporation, together with its wholly-owned subsidiary, plans to provide both government and commercial enterprises with high assurance security technology.

   The Company is in the development stage and currently has no revenue of a continuing nature. It is management's plans to develop and provide high assurance security computer networks and related products and services.

   The accompanying financial statements include the consolidated accounts of ESI and its wholly-owned subsidiary (a non-operating company with no assets or liabilities.) All material intercompany balances and transactions have been eliminated.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Method of Accounting

   Assets, liabilities, revenues and expenses are recognized on the accrual method of accounting for financial statement presentation and for federal income tax purposes.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Income Taxes

   At December 31, 1999, the Company has net operating loss carry forwards of approximately $1,7 million available to offset future taxable income which if unused, expire through 2019. Therefore, a provision for income taxes has not been provided.

   Net Loss Per Common Share

   Net loss per common share has been computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

3. GOING CONCERN

   Currently, the Company has neither substantial revenues of a continuing nature nor sufficient working capital to sustain its limited operations. Management is planning to raise equity to pursue its intended plan of

                           ENTERPRISE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


   operations. No assurance can be had that the Company will be successful in raising additional funds or that any funding will be sufficient. The Company has limited resources and has depended on outside financings. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. LOANS AND ADVANCES

   The Company advanced $105,000 at December 31, 1999 to a company to develop an Internet credit and clearing operation. At December 31, 1999 the advance was considered worthless and was written off.

5. DEMAND LOANS

   In 1999, the Company borrowed $349,250 from shareholders and others at no interest, payable on demand, repaying $93,000 during 1999.

6. SHAREHOLDERS' (DEFICIT)

   In 1999 and 1998 the Company issued 866,614 and 3,126,000 common shares, respectively, in private placements, raising $1,048,500 in total.

   In connection with certain of these offerings, the Company also issued, during 1998, warrants to purchase 1,200,000 shares common stock at $3.00 per share. In connection with the stock split declared in June 1999 these warrants were adjusted. The new warrants are to purchase 1,800,000 shares of common stock at $2.00 per share. The warrants expire in June 2003 and as of December 31, 1999 none of the warrants had been exercised. During 1999 warrants were issued, in connection with certain common stock issuances, to purchase 1,225,000 shares of common stock at $2.50 per common share, the warrants had an expiration date of September 6, 2000. These warrants provided the investors with a cashless exercise option where a reduced number of common shares could be purchased with no additional cash payment. All of these warrants were exercised, during 1999. In accordance with the cashless exercise option, 811,680 shares of common stock were issued with no additional proceeds being received by the Company.

   The Company also issued to certain common shareholders 48,500 and 100,000 shares of preferred stock at $1.00 per share in 1999 and 1998, respectively.

   In June 1998, the Company capitalized $786,397 of shareholders loan and accrued payrolls as part of a transaction in which the shareholders to whom these amounts were owed sold their entire interest in the company to new shareholders. The Company's involvement in the exchange was to capitalize the shareholders loans and accrued payrolls.

                           ENTERPRISE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


   In March 1999, the Company amended its certificate of incorporation to change its name from American Casinos International, Inc. (ACII), to alter the authorized number of common shares to 25,000,000 shares, par value $.001, and to authorize 5,000,000 preferred shares, par value $.001, with the Board of Directors authorized to determine, among others, the series, etc. These changes were made retroactively in these consolidated financial statements.

   In June 1999, the Company declared a 50% common stock split which totaled 1,238,383 shares. This adjustment was reported in these consolidated financial statements as if it had occurred in December 1997.

   The Company's preferred stock is 8% cumulative and redeemable at the Company's option at 100%. In 1999 and 1998, the Company issued 48,500 shares and 100,000 shares, respectively, at $1.00 per share.

7. STOCK OPTION PLAN

   The Company grants stock options for a fixed number of shares to members of the Board of Directors with an exercise price equal to the fair market value of the shares at the date of grant. The options are to expire two years after the resignation of a Director who has served in that capacity at least one year, unless otherwise modified by an action of a majority of the Board of Directors. These options are for a term of three years. As of December 31, 1999 and 1998 no options had been issued or exercised.

8. COMMITMENTS AND CONTINGENCIES

   The Company leases facilities and equipment in both Florida and California. The term of these agreements varies from a month-to-month basis to a five-year term. The facilities in Florida are leased on a month-to-month basis, with a monthly rental cost of $150. The facilities in California are leased for a 36-month term, expiring in September 2002, with a monthly rental cost of $5,919. The Company is responsible for annual operating expenses, services and utilities.

   The minimum lease payments for all of the above facilities and equipment are as follows:

                        Calendar Year       Amount
                        -------------       ------
                             2000          $93,486
                             2001           87,286
                             2002           45,891
                             2003            4,468
                             2004            4,130

                           ENTERPRISE SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


9. SUBSEQUENT EVENT

   On April 4, 2000, the Company received $5,000,000 from a financing arrangement in Switzerland whereby the Company issued convertible notes with interest at 10% per annum, due April 2, 2001. The notes are convertible at the option of the holder into common stock of the Company, on or before April 2, 2001, at a defined conversion price. In connection with the financing, the agent received a note in the amount of $250,000, the terms of which are the same as those of the $5,000,000 principal amount of convertible notes. The agent was also issued warrants to purchase 50,000 common shares on or before April 2, 2003, at a price equal to 120% of the conversion price of the convertible notes calculated as of April 2, 2000. The holder of the notes and warrants have piggyback registration rights for the underlying shares of common stock.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The Officers and Directors of the Company are as follows:

Name                           Age          Title
----                           ---          -----
Dr. John A. Solomon            50           President and C.E.O*

Wayne B. Kight                 48           Executive Vice President/Operations*

Gary S. Baker                  52           Vice President/ Engineering

Nina L. Cannon                 41           Director

Kenneth A. Martin              44           Secretary

* Indicates Directors

         Dr. John A. Solomon has been President, Chief Executive Officer and Director of the Company from October, 1999 to present. Dr. Solomon was President and Chief Executive Officer of CEA, Inc., a systems integration and security technology company, from 1979 to 1995. He was Chief Executive Officer of ACG, Inc., a telecommunications provider, from 1996 to 1997 and has been Managing Principal of Madison Consulting LLC, a high tech consultancy firm since 1997.

         Wayne B. Kight has been Executive Vice President and Director of the Company from June 1998 to present. He was Vice President of Homeowners Financial Corp., a mortgage banking company, from May 1994 to June 1998 (this corporation filed for Chapter 11 Bankruptcy in 1997 and for Chapter 7 Bankruptcy in 1998). Mr Kight had his own consultancy practice from 1998 to 1999. He is also on the Board of Directors of American ATM, Corp.

         Gary S. Baker has been Vice President and Director of Engineering of the Company since August 1999. He was a Senior Engineer at Stratus Computer from 1993 to 1996, a Senior Engineer and Manager at Novell Computer from 1996 to 1998 and Director of Engineering at Sistex from 1998 to 1999. He also serves as a director of the Company's Secure Systems Solutions Division.

         Nina L. Cannon has been a Director of the Company since September 1, 1999. She was Director of Account and Contract Management of Nortel Networks Telecommunications from December 1988 until November 1997 and from December 1997 to September 1999 she was Vice President of Operations, Sales and Planning at Lucent Technologies Telecommunications.

         Kenneth A. Martin is the founding principal of Martin & Adams, PLLC., a Washington, D.C. law firm, the successor firm to Martin & Rylander, P.C., which Mr. Martin founded in 1997. Prior thereto, Mr. Martin was a shareholder in Riley & Artabane, P.C., a Washington, D.C. law firm.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


         The Company believes that during the fiscal year ended December 31, 1999, Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners may not have been satisfied. The Company intends to have any required filings completed in the near future.

ITEM 10. EXECUTIVE COMPENSATION

         During the fiscal year ended December 31, 1999, no salaries in excess of $100,000 per year have been paid to any executive officer or director of the Company.

LONG-TERM INCENTIVE PLAN AWARDS

The Company has no Long-term Incentive Plan Awards currently in effect.

STOCK AND OPTION COMPENSATION OF OFFICERS AND DIRECTORS

         The Company has authorized the issuance to Dr. John A. Solomon of 75,000 shares of Common Stock (and a balance owing of 150,000 shares) at a nominal price pursuant to Mr. Solomon's Employment Agreement with the Company. At the Board of Directors meeting held on March 20, 2000, the Board authorized the issuance to Mr. Solomon of options to purchase 100,000 shares of Common Stock at a price of $6.25 per share.

         Mr. Wayne B. Kight purchased 10,000 shares at $.05 per share (adjusted to 15,000 shares by reason of the stock split in June 1999) in June, 1998. At the Board of Directors meeting held on July 30, 1998, the Board authorized the issuance to Mr. Kight of options to purchase 22,500 shares of Common Stock at a price of $1.00 per share and options to purchase 15,000 shares of Common Stock at $2.50 per share. At the Board of Directors meeting held on September 1, 1999, the Board authorized the issuance to Mr. Kight of options to purchase 10,000 shares of Common Stock at a nominal price. The Company has authorized the issuance to Mr. Kight of 40,000 shares of Common Stock (and a balance owing of 80,000 shares) at a nominal price pursuant to Mr. Kight's Employment Agreement with the Company. At the Board of Directors meeting held on March 20, 2000, the Board authorized the issuance to Mr. Kight of options to purchase 25,000 shares of Common Stock at a price of $6.25 per share.

         At the Board of Directors meeting held on September 1, 1999, the Board authorized the issuance to Nina L. Cannon of options to purchase 10,000 shares of Common Stock at a nominal price. At the Board of Directors meeting held on March 20, 2000, the Board authorized the issuance to Ms. Cannon of options to purchase 25,000 shares of Common Stock at a price of $6.25 per share.

EMPLOYMENT CONTRACTS

The Company has entered into employment agreements with Dr. John A. Solomon, Michael F. Thompson, Wayne B. Kight and Gary S. Baker. The agreements have a term of three years commencing on August 1, 1999 for Mr. Baker, September 15, 1999 for Dr. John A. Solomon, September 20, 1999 for Mr. Thompson, and October 6, 1999 for Mr. Kight. The agreements provide for a base salary of $200,000 for Dr. Solomon, $85,000 for Michael F. Thompson, $120,000 for Wayne B. Kight and $120,000 for Gary S. Baker. The agreements also stipulate the provision of a certain amount of corporate common stock.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 2000, information concerning the beneficial ownership of the Common Stock of the Company by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers of the Company as a group. See "Item 10. Executive Compensation -- Stock and Option Compensation of Officers and Directors" for information as to stock and options authorized to be issued to directors and officers.


                                                                        Approx.
              Name and Address of           Amount and Nature            % of
               Beneficial Owner               Of Ownership               Class
              -------------------           -----------------           -------
Dr. John A. Solomon(1)                         75,000(2)                   *

Wayne B. Kight(3)                              15,000                      *

Nina L. Cannon(3)                                 -                        *

All directors and officers as a group                                      *

*Less than 1%

(1) The address for Dr. Solomon is c/o the Company at 15 Raven Road, Canton, Massachusetts 02021.

(2) To be issued.

(3) The address for Mr. Kight and Ms. Cannon is c/o the Company at 5061 North Dixie Highway Boca Raton, Florida

(4) The address for Mr. Baker is c/o the Company at 50 Ragsdale Drive, Suite 150, Monterey, California 93940.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Dr. Roger Raymond Schell, a former officer of the Company, is a shareholder in Gemini Computers, Inc. with which the Company had a teaming agreement.

         See "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" above.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         The following Exhibits are filed by attachment to this Annual Report on Form 10-KSB:

EXHIBIT
NUMBER
------
10.5     Employment Agreement by and between the Company and Michael F. Thompson

10.6     Employment Agreement by and between the Company and Wayne B. Kight

21       Subsidiaries of the registrant.

In addition to those Exhibits shown above, the Company incorporates the following Exhibits by reference to the filings set forth below:

EXHIBIT NO.            DESCRIPTION                                               FILED AS EXHIBIT
-----------            -----------                                               ----------------
3.1                    Articles of Incorporation.                                3.1 to Form 10-SB dated November 17, 1999

3.2                    By-Laws                                                   3.2 to Form 10-SB dated November 17, 1999


3.3                    Amended and Restated By-Laws                              3.3 to Amendment No. 1 to Form
                                                                                 10-SB dated January 3, 2000

4.1                    Specimen Common Stock Certificate                         4.1 to Amendment No. 1 to Form
                                                                                 10-SB dated January 3, 2000

4.2                    Deed Poll dated April 2, 2000                             4.1 to Form 8-K dated April 7, 2000

10.1                   Lease for SSS Division's Corporate Condominium            10.1 to Form 10-SB dated November 17, 1999


10.2                   Lease for SSS Division's Office Space                     10.2 to Form 10-SB dated November 17, 1999


10.3                   Employment Agreement by and between                       10.3 to Form 10-SB dated November 17, 1999
                       the Company and Dr. John A. Solomon

10.4                   Employment Agreement by and between                       10.6 to Form 10-SB dated November 17, 1999
                       the Company and Gary L. Baker



(B)      REPORTS ON FORM 8-K:

         The Company filed a Form 8-K on April 10, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated: April 12, 2000


                                       Enterprises Solutions, Inc.


                                       By: /s/ John A. Solomon
                                           -------------------------------------
                                           John A. Solomon,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 12, 2000.

       SIGNATURE                                                 CAPACITY
       ---------                                                 --------

/s/ Wayne B. Kight                                               Executive
----------------------
Wayne B. Kight                                                   Vice President,
                                                                 Director

/s/ Nina L. Cannon                                               Director
----------------------
Nina L. Cannon

                                  EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------

10.5 Employment Agreement by and between the Company and Michael F. Thompson

10.6 Employment Agreement by and between the Company and Wayne B. Kight

21                 List of Subsidiaries