Form 10KSB/A
period 1999-12-31
ENTERPRISES SOLUTIONS INC
filed 2000-05-15
CIK 1099294

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1

                                       TO


                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934




                           ENTERPRISES SOLUTIONS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its Charter)


           Nevada                                         88-0232148
------------------------------------                 -------------------
(State or other jurisdiction of                       (I.R.S. Employer
Incorporation or organization)                       Identification No.)



140 Wood Road, Suite 200, Braintree, Massachusetts           02184
--------------------------------------------------        ----------
    (Address of principal executive offices)              (Zip Code)


                     Issuer's telephone number: 617-510-3898




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

         On April 12, 2000, the Commission and the Company reached an agreement concerning the Temporary Restraining Order. The Commission agreed not to ask the Court to extend the prohibitions placed on the Company on April 6, 2000. In return, the Company has agreed that it will not destroy any document as that term is defined in the April 6, 2000 Temporary Restraining Order. The agreement reached with the Company applies also to the relief sought against Dr. John A. Solomon, the Company's President and CEO.

         Since the April 6, 2000 hearing, additional hearings were held by the Court on April 14, 2000 and April 24, 2000, for the purpose of continuing the temporary restraining order imposed against the relief defendants, Rowen House, Ltd. and Montville, Ltd. Pursuant to the agreement reached with the Commission, however, Enterprises Solutions, Inc. and Dr. John A. Solomon were not affected by those hearings or the restraining order issued against the relief defendants. The latest order entered by the Court on May 1, 2000 imposes a preliminary injunction only against relief defendants, Rowen House, Ltd. and Montville, Ltd.

         The Company and Dr. John A. Solomon have filed answers to the Commission's verified complaint. Both the Company and Dr. Solomon deny the Commission's allegations. Defendant Herbert Cannon has filed a motion to dismiss and a memorandum in which he denies the Commission's allegations. The parties are pursuing discovery at this time, and expect that a trial could be scheduled by September 2000.

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

Research and Development Expenditures

         The Company has made no expenditures the past fiscal year on research and development.

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

ITEM 2.  PROPERTIES

         The Company's executive headquarters is located Southeast of Boston at 140 Wood Road, Suite 200, Braintree, Massachusetts 02184. The office is leased at a rate of $1,680 per month, initially for a 60-day term commencing May 1, 2000, and renewable on a month-to-month basis thereafter. The Company's Security Systems Solutions (S3) engineering and product development division and is located at 50 Ragsdale Drive, Suite 150, Monterey, California 93940. The Company has entered into a lease for this facility which has a three year term commencing on September 15, 1999 and expiring on September 14, 2002. The lease provides for a base rent of $5,919 per month. Pursuant to the lease, the Company is also responsible for 21.37% of (1) the operating expenses (estimated at $2,320 per month for the first year and including real property and any public authority taxes), (2) the services and utilities and (3) the Landlord's performance of Tenant Company's Covenants (if applicable). The building is a two-story office building of approximately 4,735 square feet. The Company believes that the premises are adequately insured.

         The Company's SSS division also has leased a corporate condominium located at 24525 Outlook Drive, #26, Carmel, California, 93923. The lease is for a period of one year commencing on September 8, 1999 and expiring on August 31, 2000 at a monthly rent of $2,250.

         The Company has offices at 5061 North Dixie Highway Boca Raton, Florida 33431. The offices at this location are leased under a month-to-month arrangement at a monthly rental of $150. The Company's current intention is to close this office at the end of June, 2000.

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

ITEM 7.  FINANCIAL STATEMENTS

Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages as listed below:

                           ENTERPRISES SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                       CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                           ENTERPRISES SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

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

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

To the Shareholders of
  Enterprises Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Enterprises Solutions, Inc., (A Development Stage Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' (deficit) and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Enterprises Solutions, Inc. as of December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Enterprises Solutions, Inc. will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company has suffered recurring losses from operations and, at December 31, 1999, had a working capital deficiency of $471,179 and a shareholders' deficit of $471,179 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


April 9, 2000

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
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
                                                                                ==========       ==========

                            See accompanying notes.

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

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
                                                    ===========       ==========


                            See accompanying notes.

April 9, 2000


                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT)


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
                                      ==============================================================================================


                            See accompanying notes.

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


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
                                                    ==========      ===========


                            See accompanying notes.

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


1. GENERAL


   Enterprises Solutions, Inc. (ESI) (Company), a Nevada Corporation, together with its wholly-owned subsidiary, plans to provide both government and commercial enterprises with high assurance security technology.

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

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


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

   In connection with certain of these offerings, the Company also issued, during 1998, warrants to purchase 1,200,000 shares common stock at $2.50 per share. In connection with the stock split declared in June 1999 these warrants were adjusted. The new warrants are to purchase 1,800,000 shares of common stock at $1.67 per share. The warrants expire in June 2003 and as of December 31, 1999 none of the warrants had been exercised. During 1999 warrants were issued, in connection with certain common stock issuances, to purchase 1,225,000 shares of common stock at $2.50 per common share, the warrants had an expiration date of September 6, 2000. These warrants provided the investors with a cashless exercise option where a reduced number of common shares could be purchased with no additional cash payment. All of these warrants were exercised, during 1999. In accordance with the cashless exercise option, 811,680 shares of common stock were issued with no additional proceeds being received by the Company.

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

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


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

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


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

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The Officers and Directors of the Company are as follows:

Name                           Age          Title
----                           ---          -----
Dr. John A. Solomon            50           President and C.E.O*

Wayne B. Kight                 48           Executive Vice President/Operations*

Gary S. Baker                  52           Vice President/ Engineering

Nina L. Cannon                 41           Director

Alfred T. Saker                52           Treasurer and Secretary

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

         Nina L. Cannon has been a Director of the Company since September 1, 1999. She earned her B.S. B.A. degree from the American University in 1979 and a Juris Doctor from Western New England College School of Law in 1982. She recently completed a masters certificate program in Global Contract Management from George Washington University in August 1999. She was with Nortel Networks from 1988 to 1997 and, from June 1995 to November 1997, she was Director of Business Management and Marketing for GSM Wireless Networks. From December 1997 to September 1999 she was Vice President, Operations at Lucent Technologies.
She has been, since April 24, 2000, the President and CEO of American WirelessWeb Corp., a high speed broadband internet access provider.

         Alfred T. Saker is the Treasurer and Secretary of the Company. Mr. Saker received a B.A. in Arts and Sciences in 1971, and a M.S. in accounting in 1978, from Kent State University. From 1996 to 1998, Mr. Saker was Finance Manager for International Shipholding Corporation, a marine transportation company. From 1993 to 1996, he was Treasurer for American Heavy Lift Shipping Company and, prior thereto, he held various positions with BP Oil Company, his last position, from 1990 to 1993, being Manager, Services and Control (Controller).

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company believes that during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were satisfied.

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

         Mr. Wayne B. Kight purchased 10,000 shares at $.05 per share (adjusted to 15,000 shares by reason of the stock split in June 1999) in June, 1998. At the Board of Directors meeting held on July 30, 1998, the Board authorized the issuance to Mr. Kight of options to purchase 22,500 shares of Common Stock at a price of $.67 per share and options to purchase 15,000 shares of Common Stock at $5.67 per share (adjusted for the June 1999 stock split). At the Board of Directors meeting held on September 1, 1999, the Board authorized the issuance to Mr. Kight of options to purchase 10,000 shares of Common Stock at an exercise price of $3.50 per share. The Company has authorized the issuance to Mr. Kight of 40,000 shares of Common Stock (and a balance owing of 80,000 shares) at a nominal price pursuant to Mr. Kight's Employment Agreement with the Company. At the Board of Directors meeting held on March 20, 2000, the Board authorized the issuance to Mr. Kight of options to purchase 25,000 shares of Common Stock at a price of $6.25 per share.

         At the Board of Directors meeting held on September 1, 1999, the Board authorized the issuance to Nina L. Cannon of options to purchase 10,000 shares of Common Stock at an exercise price of $3.50 per share. At the Board of Directors meeting held on March 20, 2000, the Board authorized the issuance to Ms. Cannon of options to purchase 25,000 shares of Common Stock at a price of $6.25 per share.

         All options referred to above issued to Dr. John A. Solomon, Wayne B. Kight and Nina L. Cannon expire three years from their respective dates of issuance.

EMPLOYMENT CONTRACTS

         The Company has entered into an employment agreement with Dr. John A. Solomon, the term of which is for three years from September 15, 1999. The agreement provides for Dr. Solomon's employment as the President and Chief Executive Officer of the Company at an annual salary of $200,000, which would be increased to $500,000 once the Company receives funding in the amount of $10,000,000 (the "Funding Event"). In the fiscal year ended December 31, 1999, Dr. Solomon did not draw any salary from the Company. The agreement provides for bonuses as determined by the Board of Directors at the sole discretion of the Board, but not less than 7% of the Net Before Tax corporate profits in each year of employment. Under the agreement, Dr. Solomon is entitled to borrow up to $750,000 from the Company on a secured basis, all loans being repayable within 10 years of the first loan being taken out, and with the Company's stock as collateral in value at least equal to 125% of the loan amount, the amount of stock to be held as collateral to be adjusted monthly based on the price for the stock in the market. As of May 10, 2000, the Company had not advanced any loan amounts to Dr. Solomon under this provision. The agreement provides for the issuance of 225,000 shares of common stock of the Company to Dr. Solomon in three installments of 75,000 shares each at the end of each year of employment completion; the right to the first installment vested as of execution of the employment agreement and is to have been issued by December 31, 1999. If the Funding Event condition is satisfied, Dr. Solomon is entitled under the agreement to be issued an additional 275,000 shares of common stock at the time of the resulting increase in his salary.

         The Company has also entered into employment agreements with Michael F. Thompson, Wayne B. Kight and Gary S. Baker. The agreements have a term of three years commencing on August 1, 1999 for Mr. Baker, September 20, 1999 for Mr. Thompson, and October 6, 1999 for Mr. Kight. The agreements provide for a base salary of $85,000 for Michael F. Thompson, $120,000 for Wayne B. Kight and $120,000 for Gary S. Baker. The agreement with Mr. Baker stipulates that Mr. Baker is entitled to purchase 100,000 shares of common stock at a nominal price in three equal installments, commencing on August 1, 2000, and on the next two anniversaries of that date. Mr. Kight's agreement provides for the issuance of 40,000 shares of common stock upon execution of the agreement effective October 6, 1999, and of an additional 80,000 shares of common stock in two equal installments at the end of each of the next two calendar years of service.


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


                                                                        Approx.
              Name and Address of           Amount and Nature            % of
               Beneficial Owner               Of Ownership               Class
              -------------------           -----------------           -------
Dr. John A. Solomon(1)                         75,000(2)                   *

Wayne B. Kight(3)                              55,000(3)                   *

Nina L. Cannon(4)                              15,000(4)                   *

All directors and officers as a group                                      *

*Less than 1%

(1) The address for Dr. Solomon is c/o the Company at 140 Wood Road, Braintree, Massachusetts 02184.

(2) To be issued under Dr. Solomon's employment agreement.

(3) The address for Mr. Kight is 18701 Cassandra Lane, Boca Raton, Florida 33496. 40,000 shares are to be issued under Mr. Kight's employment agreement.

(4) These shares are owned by Omega Funding, Inc., a corporation 100% owned by Nina L. Cannon. Ms. Cannon's address is c/o Omega Funding, Inc. PMB 231, Suite 4, 7040 West Palmetto Park Road, Boca Raton, Florida 33433.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Omega Funding, Inc., a corporation 100% owned by Nina L. Cannon, a director of the Company, made loans to the Company aggregating $94,500 in 1999, and an additional loan of $23,000 on February 24, 2000. In December, 1999, Nina
L. Cannon also made a personal loan to the Company in the amount of $22,000, which was repaid in January, 2000. In 1999, Omega Funding was also assigned an additional loan made to the Company by a third party in the amount of $10,000. Such loans are due on demand and bear interest at the rate of 8% per annum.

         Dr. Roger Raymond Schell, a former officer of the Company, is a shareholder in Gemini Computers, Inc. with which the Company had a teaming agreement.

         See "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" above.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS


         The following Exhibits are filed by attachment to this Amendment No. 1 to the Annual Report on Form 10-KSB:


EXHIBIT
NUMBER
------
3.3 Amended and Restated By-Laws [This Exhibit supersedes the Amended and Restated By-Laws filed as Exhibit 3.3 to Amendment No. 1 to Form 10-SB dated January 3, 2000.]

10.3 Employment Agreement by and between the Company and Dr. John A. Solomon. [This Exhibit supersedes the Employment Agreement between the Company and Dr. John A. Solomon filed as Exhibit 10.3 to Form 10-SB dated November 17, 1999.]

10.7 License Agreement dated May 1, 2000, for the Company's executive offices.

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

4.2                    Deed Poll dated April 2, 2000                             4.1 to Form 8-K dated April 7, 2000

10.1                   Lease for SSS Division's Corporate Condominium            10.1 to Form 10-SB dated November 17, 1999

10.2                   Lease for SSS Division's Office Space                     10.2 to Form 10-SB dated November 17, 1999

10.4                   Employment Agreement by and between                       10.6 to Form 10-SB dated November 17, 1999
                       the Company and Gary L. Baker

10.5                   Employment Agreement by and between                       10.5 to Form 10-KSB dated April 12, 2000
                       the Company and Michael F. Thompson

10.6                   Employment Agreement by and between                       10.6 to Form 10-KSB dated April 12, 2000
                       the Company and Wayne B. Kight

21                     Subsidiaries of Registrant                                21 to Form 10-KSB dated April 12, 2000



(B)      REPORTS ON FORM 8-K:

         The Company filed a Form 8-K on April 10, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated: May 15, 2000


                                       Enterprises Solutions, Inc.


                                       By: /s/ John A. Solomon
                                           -------------------------------------
                                           John A. Solomon,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 15, 2000.

       SIGNATURE                                                 CAPACITY
       ---------                                                 --------

/s/ Wayne B. Kight                                               Executive
----------------------
Wayne B. Kight                                                   Vice President,
                                                                 Director

/s/ Nina L. Cannon                                               Director
----------------------
Nina L. Cannon

                                  EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------

3.3                Amended and Restated By-Laws

10.3 Employment Agreement by and between the Company and Dr. John A. Solomon

10.7 License Agreement dated May 1, 2000 for the Company's executive offices.