Form 10QSB
period 2000-03-31
ENTERPRISES SOLUTIONS INC
filed 2000-05-15
CIK 1099294

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the Quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ______________ to ______________

        Commission file number 000-28195

                           ENTERPRISES SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

             Nevada                                      88-0232148
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

            140 Wood Road, Suite 200, Braintree, Massachusetts 02184
               (Address of principal executive offices)

                                 (617) 510-3898
                          (Issuer's telephone number)


The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                Class                                March 30, 2000
                -----                                --------------

    Common stock, $ 0.001 par value                    7,783,925

                           ENTERPRISES SOLUTIONS, INC.

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         ITEM 1 - Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets as of March 31, 2000 and 1999
         (Unaudited).....................................................   3

         Consolidated Statements of Operations for the Three Months
         Ended March 31, 2000 and 1999 (Unaudited).......................   4

         Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2000 and 1999 (Unaudited)..........   5

         Notes to Consolidated Financial Statements......................   6

         ITEM 2

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................   7

PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings...............................................   8

         ITEM 6

         Exhibits and Reports on Form 8-K................................   8


         Signatures......................................................   9

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                     ASSETS

                                                                          2000                  1999
                                                                      -----------            ----------
   Cash                                                               $     9,287            $  106,380
   Loans and Advances                                                           -               105,000
   Loans Receivable-Infotex                                                     -               457,000
   Loans Receivable-CODIS                                                  50,000                     -
                                                                      -----------            ----------
Total Assets                                                          $    59,287            $  668,380
                                                                      ===========            ==========

           LIABILITIES AND SHAREHOLDERS' (DEFICIT)

   Other Liabilities                                                      $ 6,625            $        -
   Accrued Other Expense                                                  239,913                     -
   Demand Loans                                                           714,823                     -
                                                                      -----------            ----------
Total Current Liabilities                                                 961,361                     -
                                                                      -----------            ----------
Shareholders' (Deficit):
   Preferred Stock $1.00 Par                                                  148                   100
   Common Stock $.001 Par                                                   4,310                 3,618
   Additional Paid-in Capital                                           2,786,646             2,455,556
   Retained (Deficit)                                                  (1,633,508)           (1,633,509)
   (Deficit) Accumulated During The
        Development Stage                                              (2,059,669)             (157,385)
                                                                      -----------            ----------
Total Shareholders' (Deficit)                                            (902,073)              668,380
                                                                      -----------            ----------

Total Liabilities & Shareholders' (Deficit)                           $    59,287            $  668,380
                                                                      ===========            ==========


            See Notes to Unaudited Consolidated Financial Statements

                           ENTERPRISES SOLUTIONS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)






                                                      2000            1999
                                                   ---------       --------

Revenue                                            $       -        $     -
                                                   ---------       --------
Costs and Expenses:
   Consulting Fees                                   116,365         18,000
   Professional Fees                                  25,449          2,600
   Office Expenses                                    12,721          2,337
   Rent                                               10,234              -
   Research & Development                            141,069              -
   Telephone                                          13,845            655
   Travel Expenses                                    45,637          7,920
   Other Expenses                                     66,007            636
                                                   ---------       --------
Total Costs and Expenses                             431,326         32,147
                                                   ---------       --------
Other Income:
   Interest                                              430              -
                                                   ---------       --------
NET (LOSS)                                         $(430,896)      $(32,147)
                                                   =========       ========

NET (LOSS) PER
   COMMON SHARE                                    $   (0.09)      $   0.00
                                                   =========       ========




            See Notes to Unaudited Consolidated Financial Statements

                           ENTERPRISES SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                    2000              1999
                                                                 ---------          --------
Cash Flows From Operating Activities:
Net (Loss)                                                       $(430,896)         $(32,147)
Adjustments to Reconcile Net (loss) to Net Cash
   (Used) By Operating Activities:
        Income In Accounts Payable and
                Accrued Expenses                                        29                 -
                                                                 ---------          --------

Net Cash (Used) By Operating Activities                           (430,867)          (32,147)
                                                                 ---------          --------

Cash Flows From Investing Activities:
    Loans Receivable - CODIS                                       (50,000)                -
    Loans and Advances, Net                                              -            20,000
    Loans and Advances - Infotex                                         -          (457,000)
                                                                 ---------          --------

Cash Flows (Used) By Investing Activities                          (50,000)         (437,000)
                                                                 ---------          --------
Cash Flows From Financing Activities:
    Increase In Demand Loans                                       458,573                 -
    Common Stock Issuances                                               -           536,553
                                                                 ---------          --------
Net (Decrease) Increase In Cash                                    (22,294)           67,406
Cash, Beginning of Year                                             31,581            38,974
                                                                 ---------          --------
Cash, End of Period                                              $   9,287          $106,380
                                                                 =========          ========

            See Notes to Unaudited Consolidated Financial Statements

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The consolidated results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's Form 10-KSB which included audited financial statements for the year ended December 31, 1999.

Income Taxes
------------

During the periods presented the Company has not provided for income taxes as a result of the losses during the periods and the available operating loss carryforwards.

                          ENTERPRISES SOLUTIONS, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Comparison of the Three Months Ended March 31, 2000 and 1999

     The Company had no revenues in either 2000 or in 1999. The Company is a development stage company and has not yet commenced sales of its planned products and services.

     The Company's expenditures increased overall from $32,147 to $431,326, attributable primarily to implementing its planned business strategy. Research and developmental expenses specifically increased from $0 to $141,069.

     The net loss for the quarter ended March 31, 2000 increased to $430,896 from a net loss in 1999 of $32,147 due to the foregoing.

Liquidity and Capital Resources

     The Company's working capital deficit at March 31, 2000 was approximately $950,000. The Company's primary sources of working capital have been from the offshore financing from Waltrag, A.G. referenced in Item 1 of the Company's Form 10-KSB, filed April 12, 2000.

     Currently, the Company's primary cash requirements include the ongoing cost of the development of its new business plan and the ongoing costs of maintaining its administrative expenses.

                          ENTERPRISES SOLUTIONS, INC.
                                    PART II.
                               OTHER INFORMATION

Item 1. Legal Proceedings

        Reference is made to the description of legal proceedings with the Securities and Exchange Commission (the "Commission") under Item 1 of the Company's Amendment No. 1 to Form 10-KSB, filed with the Commission on May 15, 2000.

Item 6. Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K relating to the quarter ended March 31, 2000.

            The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES


        Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       ENTERPRISES SOLUTIONS, INC.



                                       By: /s/ John A. Solomon
                                           -------------------------------------
                                           John A. Solomon
                                           President and Chief Executive Officer


Dated: May 15, 2000