Form 10KSB/A
period 1999-12-31
ENTERPRISES SOLUTIONS INC
filed 2000-07-06
CIK 1099294

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 2

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


                     Issuer's telephone number: 781-356-4387




         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE

                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No ____

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

As of July 3, 2000, there were 4,724,282 shares of Common Stock outstanding. The Common Stock has not traded on the OTC Bulletin Board since March 30, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements are based on the Company's current expectations as to future events. In the light of the uncertainties in the potential markets for the Company's planned products, the forward-looking events and circumstances discussed in this document might not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.


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

         Court Filing for Temporary Restraining Order and Other Relief. On April 6, 2000, the Commission filed in the U.S. District Court for the Southern District of New York (1) a motion for Temporary Restraining Order, Order to Show Cause and Orders Granting Other Relief against the Company and Herbert S. Cannon, Defendants; (2) a Verified Complaint against the Company, Herbert S. Cannon and John A. Solomon, Defendants, and Rowen House Ltd. and Montville Ltd., Relief Defendants; and (3) and an Ex Parte Application For Order Freezing Assets, Order To Show Cause Re Preliminary Injunction and Other Relief against the Company, Herbert S. Cannon, Rowen House, Ltd. and Montville, Ltd.

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

         The Commission's Verified Complaint alleged securities fraud in violation of the Exchange Act Section 10(b) and Rule 10b-5 promulgated thereunder and requested relief enjoining the Company, Herbert S. Cannon and John A. Solomon from violating the Exchange Act, the aforementioned Section 10(b) and Rule 10b-5; ordering Herbert S. Cannon to account for and disgorge, with interest, all profits he has realized from any sales of the Company's Common Stock, including sales through brokerage firms over which he had any direct or indirect control, including those of relief defendants, Rowen House, Ltd. and Montville, Ltd.; imposing a constructive trust upon any and all proceeds from the Company's Common Stock sales being held in the brokerage accounts of relief defendants Rowen House, Ltd. and Montville, Ltd.; and ordering Herbert S. Cannon and John A. Solomon to pay appropriate civil penalties.

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

         On April 12, 2000, the Commission and the Company reached an agreement concerning the Temporary Restraining Order. The Commission agreed not to ask the Court to extend the prohibitions placed on the Company on April 6, 2000. In return, the Company has agreed that it will not destroy any document as that term is defined in the April 6, 2000 Temporary Restraining Order. The agreement reached with the Company applies also to the relief sought against John A. Solomon, the Company's President and CEO.

         Since the April 6, 2000 hearing, additional hearings were held by the Court on April 14, 2000 and April 24, 2000, for the purpose of continuing the temporary restraining order imposed against the relief defendants, Rowen House, Ltd. and Montville, Ltd. Pursuant to the agreement reached with the Commission, however, Enterprises Solutions, Inc. and John A. Solomon were not affected by those hearings or the restraining order issued against the relief defendants. The order entered by the Court on May 1, 2000 imposes a preliminary injunction only against relief defendants, Rowen House, Ltd. and Montville, Ltd.

         The Company and John A. Solomon have filed answers to the Commission's verified complaint. Both the Company and Mr. Solomon deny the Commission's allegations. Defendant Herbert Cannon has filed a motion to dismiss and a memorandum in which he denies the Commission's allegations. The Court granted Mr. Cannon's motion to dismiss with leave for the Commission to refile. The parties are pursuing discovery at this time, and expect that a trial could be scheduled by September 2000.

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

Holders

         As of July 3, 2000, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 78.

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


April 9, 2000                                         /s/ Van Buren & Hauke, LLC
                                                      --------------------------
                                                      Van Buren & Hauke, LLC

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

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The Officers and Directors of the Company are as follows:

Name                           Age       Title
----                           ---       -----
John A. Solomon                50        President and C.E.O*

Gary S. Baker                  52        Executive Vice President-Engineering

Alfred T. Saker                52        Treasurer and Secretary*

Charles E. Bobbish             51        Director

* Indicates Directors

         John A. Solomon has served as the Company's President and Chief Executive Officer since October, 1999. Mr. Solomon also is a member of the Company's Board of Directors. Prior to his appointment to his positions with the Company, from 1979 to 1995, Mr. Solomon was the President and Chief Executive Officer of Computer Engineering Associates, Inc. ("CEA"), a systems integration and security technology company. In November, 1995 CEA filed a petition for voluntary bankruptcy which resulted from cash flow problems CEA encountered related to several bonded construction projects CEA performed. Because Mr. Solomon personally indemnified the bonding companies who insured CEA's construction projects, Mr. Solomon was forced to file for personal bankruptcy in February, 1997. Mr. Solomon was discharged from his personal bankruptcy in May, 1999.



         Gary S. Baker has served as Vice President and Director of Engineering and Executive Vice President-Engineering of the Company since August 1999. He was a Senior Engineer at Stratus Computer from 1993 to 1996, a Senior Engineer and Manager at Novell Computer from 1996 to 1998 and Director of Engineering at Sistex from 1998 to 1999. He also serves as a director of the Company's Secure Systems Solutions Division.

         Alfred T. Saker is the Treasurer and Secretary of the Company and was elected a Director on June 29, 2000, to fill the vacancy in the Board created by the resignation of Nina L. Cannon. Mr. Saker received a B.A. in Arts and Sciences in 1971, and a M.S. in accounting in 1978, from Kent State University. From 1996 to 1998, Mr. Saker was Finance Manager for International Shipholding Corporation, a marine transportation company. From 1993 to 1996, he was Treasurer for American Heavy Lift Shipping Company and, prior thereto, he held various positions with BP Oil Company, his last position, from 1990 to 1993, being Manager, Services and Control (Controller).

         Charles E. Bobbish was elected a Director of the Company on July 6, 2000, to fill the vacancy resulting from the resignation of Wayne G. Kight. From April, 1991, to April, 1995, Mr. Bobbish was a Senior Vice President of Mosaic Data Systems, Inc., Bedford, Massachusetts, with responsibility for planning and coordinating information systems implementation and integration. In 1995, Mr Bobbish had a consulting business involving proposal and business development, which was, in early 1996, incorporated into Qualserv, Inc., Burlington, Massachusetts, a proposal writing and business development company, of which he has served as President from that time to the present. In his present position, Mr. Bobbish advises executives of large information technology companies on market positioning and provides inputs to business strategies, directions and proposals.


Promoter and Former Control Person


         In recent years, Herbert S. Cannon acted as a general business consultant to management pursuant to a consulting agreements dated July 1, 1998, and January 7, 2000. As a consultant, Mr. Cannon performed a significant management role for the Company primarily with respect to raising capital for the Company and in interviewing and selecting management candidates, including Wayne B. Kight, the former CEO and President, and John A. Solomon, the current CEO and President. Mr. Cannon's consulting agreement entitled him to the payment of $3,000 per month in 1999 and under both agreements he was entitled to a total award of 300,000 shares of common stock in exchange for his services. Since January 1, 1999, the Company has paid Mr. Cannon approximately $111,257 in consulting fees, expense reimbursements and other compensation (including a $16,500 reimbursement for a loan made by Mr. Cannon on behalf of the Company to Infotex Holdings, Ltd.). The Company may have made other payments to entities controlled by Herbert S. Cannon. Mr. Cannon may be deemed a "promoter" and/or a "controlling person" of the Company, as those terms are defined under the Securities Act of 1933 and the Securities Exchange Act of 1934. John A. Solomon, the Company's Chief Executive Officer, upon authorization of the Board of Directors, terminated Mr. Cannon's consulting arrangement effective March 20, 2000.


         Mr. Cannon also acted as a general business consultant to Infotex Holdings, Ltd., which the Company agreed to acquire in March 1999. In July 1999, the Company cancelled its agreement to acquire Infotex. In the months preceding October, 1999, certain unauthorized press releases concerning the Company were issued. Mr. Cannon appears to have played a role in the drafting and dissemination of these press releases. These press releases contained, among other things, revenue projections and statements about contracts purportedly awarded to the Company. The Company did not authorize the press releases, and did not realize the projections nor was it awarded the contracts referred to therein.


         In addition, in a lawsuit described elsewhere (see "Legal Proceedings"), the Securities and Exchange Commission has alleged, among other things, that Mr. Cannon, through several offshore entities, including one listed under the heading "Security Ownership of Certain Beneficial Owners and Management", is a beneficial owner of more than 5% of the Company's outstanding common stock. That issue is being litigated in court between the Commission and Mr. Cannon. In August, 1987, the Securities and Exchange Commission issued an order barring Mr. Cannon from the securities industry. In 1988 and again in 1993, in separate civil cases brought by the Commission, federal courts entered final judgments enjoining Mr. Cannon from violating certain provisions of the federal securities laws.

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

LONG-TERM INCENTIVE PLAN AWARDS

The Company has no Long-term Incentive Plan Awards currently in effect.

STOCK AND OPTION COMPENSATION OF OFFICERS AND DIRECTORS

         The Company has authorized the issuance to John A. Solomon of 75,000 shares of Common Stock (and a balance owing of 150,000 shares) at a nominal price pursuant to Mr. Solomon's Employment Agreement with the Company. At the Board of Directors meeting held on March 20, 2000, the Board authorized the issuance to Mr. Solomon of options to purchase 100,000 shares of Common Stock at a price of $6.25 per share.

         Mr. Wayne B. Kight, a former Director and Executive Vice President of the Company, purchased 10,000 shares at $.05 per share (adjusted to 15,000 shares by reason of the stock split in June 1999) in June, 1998. At the Board of Directors meeting held on July 30, 1998, the Board authorized the issuance to Mr. Kight of options to purchase 22,500 shares of Common Stock at a price of $.67 per share and options to purchase 15,000 shares of Common Stock at $5.67 per share (adjusted for the June 1999 stock split). At the Board of Directors meeting held on September 1, 1999, the Board authorized the issuance to Mr. Kight of options to purchase 10,000 shares of Common Stock at an exercise price of $7.50 per share. The Company has authorized the issuance to Mr. Kight of 40,000 shares of Common Stock (and a balance owing of 80,000 shares) at a nominal price pursuant to Mr. Kight's Employment Agreement with the Company. At the Board of Directors meeting held on March 20, 2000, the Board authorized the issuance to Mr. Kight of options to purchase 25,000 shares of Common Stock at a price of $6.25 per share.

         At the Board of Directors meeting held on September 1, 1999, the Board authorized the issuance to Nina L. Cannon, a former Director of the Company, of options to purchase 10,000 shares of Common Stock at an exercise price of $7.50 per share. At the Board of Directors meeting held on March 20, 2000, the Board authorized the issuance to Ms. Cannon of options to purchase 25,000 shares of Common Stock at a price of $6.25 per share.

         All options referred to above issued to John A. Solomon, Wayne B. Kight and Nina L. Cannon expire three years from their respective dates of issuance.


EMPLOYMENT CONTRACTS

         The Company has entered into an employment agreement with John A. Solomon, the term of which is for three years from September 15, 1999. The agreement provides for Mr. Solomon's employment as the President and Chief Executive Officer of the Company at an annual salary of $200,000, which would be increased to $500,000 once the Company receives funding in the amount of $10,000,000 (the "Funding Event"). In the fiscal year ended December 31, 1999, Mr. Solomon did not draw any salary from the Company. The agreement provides for bonuses as determined by the Board of Directors at the sole discretion of the Board, but not less than 7% of the Net Before Tax corporate profits in each year of employment. Under the agreement, Mr. Solomon is entitled to borrow up to $750,000 from the Company on a secured basis, all loans being repayable within 10 years of the first loan being taken out, and with the Company's stock as collateral in value at least equal to 125% of the loan amount, the amount of stock to be held as collateral to be adjusted monthly based on the price for the stock in the market. On June 2, 2000, Mr. Solomon borrowed $650,000 under this provision. This loan bears interest at the rate of 7% per annum, is due ten years from the drawdown date, with interest only payable monthly until maturity. The loan is secured by the pledge of all shares of common stock of the Company and options to purchase common stock held by Mr. Solomon. The agreement provides for the issuance of 225,000 shares of common stock of the Company to Mr. Solomon in three installments of 75,000 shares each at the end of each year of employment completion; the right to the first installment vested as of execution of the employment agreement and is to have been issued by December 31, 1999. If the Funding Event condition is satisfied, Mr. Solomon is entitled under the agreement to be issued an additional 275,000 shares of common stock at the time of the resulting increase in his salary.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of July 3, 2000, information concerning the beneficial ownership of the Common Stock of the Company by (i) each person who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each director of the Company, and (iii) all directors and executive officers of the Company as a group. See "Item 10. Executive Compensation -- Stock and Option Compensation of Officers and Directors" for information as to stock and options authorized to be issued to directors and officers.


                                                                        Approx.
              Name and Address of           Amount and Nature            % of
               Beneficial Owner               Of Ownership               Class
              -------------------           -----------------           -------
John A. Solomon(1)                             75,000(2)                 1.587%

Alfred T. Saker(3)                                --                      --

Charles E. Bobbish(4)                             --                      --

Rowan House Limited                           244,168                    5.168%
 1 Corral Road, Suite 2A
 EuroLife Building, Gibraltar


All directors and officers as a group          75,000                    1.587%




(1) The address for Mr. Solomon is c/o the Company at 140 Wood Road, Braintree, Massachusetts 02184.

(2) To be issued under Mr. Solomon's employment agreement.

(3) The address for Mr. Saker is 904 Penny Street S.E., North Canton, Ohio
    44720.

(4) The address for Mr. Bobbish is 82 Drake Road, Burlington, Massachusetts
    01803.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Omega Funding, Inc., a corporation 100% owned by Nina L. Cannon, a former director of the Company, made loans to the Company aggregating $94,500 in 1999, and an additional loan of $23,000 on February 24, 2000. In December, 1999, Nina L. Cannon also made a personal loan to the Company in the amount of $22,000, which was repaid in January, 2000. In 1999, Omega Funding was also assigned an additional loan made to the Company by a third party in the amount of $10,000. All of the loans held by Omega Funding, Inc., aggregating $127,500, were repaid on June 29, 2000, with interest in the amount of $5,243.

         Dr. Roger Raymond Schell, a former officer of the Company, is a shareholder in Gemini Computers, Inc. with which the Company had a teaming agreement.

         See "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" above.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS


         NONE

The Company incorporates the following Exhibits by reference to the filings set forth below:



EXHIBIT NO.            DESCRIPTION                                               FILED AS EXHIBIT
-----------            -----------                                               ----------------
3.1                    Articles of Incorporation.                                3.1 to Form 10-SB dated November 17, 1999

3.2                    By-Laws                                                   3.2 to Form 10-SB dated November 17, 1999

3.3                    Amended and Restated By-Laws                              3.3 to Amendment No. 1 to Form 10-KSB dated
                                                                                 May 15, 2000

4.1                    Specimen Common Stock Certificate                         4.1 to Amendment No. 1 to Form
                                                                                 10-SB dated January 3, 2000

4.2                    Deed Poll dated April 2, 2000                             4.1 to Form 8-K dated April 7, 2000

10.1                   Lease for SSS Division's Corporate Condominium            10.1 to Form 10-SB dated November 17, 1999

10.2                   Lease for SSS Division's Office Space                     10.2 to Form 10-SB dated November 17, 1999

10.3                   Employment Agreement by and between the Company           10.3 to Amendment No. 1 to Form 10-KSB
                       and John A. Solomon                                       dated May 15, 2000

10.4                   Employment Agreement by and between                       10.6 to Form 10-SB dated November 17, 1999
                       the Company and Gary L. Baker

10.5                   Employment Agreement by and between                       10.5 to Form 10-KSB dated April 12, 2000
                       the Company and Michael F. Thompson

10.6                   Employment Agreement by and between                       10.6 to Form 10-KSB dated April 12, 2000
                       the Company and Wayne B. Kight

10.7                   License Agreement dated May 1, 2000 for the               10.7 to Amendment No. 1 to Form 10-KSB
                       Company's executive offices                              dated May 15, 2000


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

Dated: July 6, 2000


                                       Enterprises Solutions, Inc.


                                       By: /s/ John A. Solomon
                                           -------------------------------------
                                           John A. Solomon,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on July 6, 2000.

       SIGNATURE                                                 CAPACITY
       ---------                                                 --------



/s/ Alfred T. Saker                                              Director
----------------------
Alfred T. Saker

                                                                 Director
----------------------
Charles E. Bobbish