Form 10QSB
period 2000-06-30
ENTERPRISES SOLUTIONS INC
filed 2000-08-14
CIK 1099294

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the Quarterly period ended June 30, 2000

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

                                 (781) 356-4387
                           (Issuer's telephone number)


The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                Class                                June 30, 2000
                -----                                --------------

    Common stock, $ 0.001 par value                    4,724,282

                           ENTERPRISES SOLUTIONS, INC.

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         ITEM 1 - Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets as of June 30, 2000 and 1999
         (Unaudited).....................................................   3

         Consolidated Statements of Operations for the Six Months
         Ended June 30, 2000 and 1999 and for the Three Months
         Ended June 30, 2000 and 1999 (Unaudited)........................   4

         Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2000 and 1999 (Unaudited).............   5

         Notes to Unaudited Consolidated Financial Statements............   6

         ITEM 2

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................   7

PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings...............................................   8

         ITEM 6

         Exhibits and Reports on Form 8-K................................   8


         Signatures......................................................   9

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                     ASSETS

                                                                          2000                  1999
                                                                      -----------            ----------
   Cash                                                               $ 3,350,906            $      560
   Loans and Advances                                                     111,005               130,000
   Loans Receivable-Infotex                                                     -               614,022
   Loans Receivable-CODIS                                                 150,000                     -
   Officer Loan, 10 year term,
        7% per annum                                                      650,000                     -
                                                                      -----------            ----------
Total Assets                                                          $ 4,261,911            $  744,582
                                                                      ===========            ==========

           LIABILITIES AND SHAREHOLDERS' (DEFICIT)

   Other Liabilities                                                      $ 6,625            $        -
   Accrued Other Expense                                                  283,663                     -
   Demand Loans                                                           622,323                     -
   Convertible note                                                     5,250,000                     -
                                                                      -----------            ----------
Total Current Liabilities                                               6,162,611                     -
                                                                      -----------            ----------
Shareholders' (Deficit):
   Preferred Stock $1.00 Par                                                  148                   100
   Common Stock $.001 Par                                                   4,310                 3,625
   Additional Paid-in Capital                                           2,786,646             2,577,162
   Retained (Deficit)                                                  (1,633,508)           (1,633,508)
   (Deficit) Accumulated During The
        Development Stage                                              (3,058,296)             (202,797)
                                                                      -----------            ----------
Total Shareholders' (Deficit)                                          (1,900,700)              744,582
                                                                      -----------            ----------

Total Liabilities & Shareholders' (Deficit)                           $ 4,261,911            $  744,582
                                                                      ===========            ==========


            See Notes to Unaudited Consolidated Financial Statements

                           ENTERPRISES SOLUTIONS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999 AND
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)



                                                        Y-T-D June 30,                      QTR. June 30,
                                                   ------------------------           ------------------------
                                                      2000            1999               2000            1999
                                                   ---------       --------           ---------       --------

Revenue                                          $         -       $      -         $         -       $      -
                                                 -----------       --------         -----------       --------
Costs and Expenses:
   Consulting Fees                                   501,190         36,125             385,825         18,125
   Professional Fees                                 216,007          5,030             190,558          2,430
   Office Expenses                                    76,045          2,344              28,538          1,452
   Rent                                               66,959              -              56,725              -
   Research & Development                            263,890              -             122,821              -
   Telephone                                          26,555          1,247              12,710            593
   Travel Expenses                                   157,928         29,176              88,053         21,256
   Interest                                           48,993              -              48,993              -
   Insurance                                          28,508              -              24,060              -
   Salaries                                           40,000              -              40,000              -
   Corporate registrations                            23,152          3,000              22,129          1,500
   Other Expenses                                      7,450            636               5,939             54
                                                 -----------       --------         -----------       --------
Total Costs and Expenses                           1,456,677         77,558           1,025,351         45,410
                                                 -----------       --------         -----------       --------
Other Income:
   Interest                                           27,155              -              26,725              -
                                                 -----------       --------         -----------       --------
NET (LOSS)                                       $(1,429,522)      $(77,558)        $  (998,626)      $(45,410)
                                                 ===========       ========         ===========       ========

NET (LOSS) PER
   COMMON SHARE                                  $     (0.33)      $  (0.02)        $     (0.24)      $  (0.02)
                                                 ===========       ========         ===========       ========



            See Notes to Unaudited Consolidated Financial Statements

                           ENTERPRISES SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                    2000              1999
                                                                 ---------          --------
Cash Flows From Operating Activities:
Net (Loss)                                                     $(1,429,522)         $(77,558)
Adjustments to Reconcile Net (loss) to Net Cash
   (Used) By Operating Activities:
        Increase In Accounts Payable and
                Accrued Expenses                                    43,778                 -
                                                               -----------          --------

Net Cash (Used) By Operating Activities                         (1,385,744)          (77,558)
                                                               -----------          --------

Cash Flows From Investing Activities:
    Loans Receivable - CODIS                                      (150,000)                -
    Loans and Advances, Net                                       (111,005)           (5,000)
    Loans and Advances - Infotex                                         -          (614,022)
    Officer Loan                                                  (650,000)                -
                                                               -----------          --------

Cash Flows (Used) By Investing Activities                         (911,005)         (619,022)
                                                               -----------          --------
Cash Flows From Financing Activities:
    Convertible note                                             5,250,000                 -
    Increase In Demand Loans                                       366,074                 -
    Common Stock Issuances                                               -           658,166
                                                               -----------          --------
Net Increase (Decrease) In Cash                                  3,319,325           (38,414)
Cash, Beginning of Year                                             31,581            38,974
                                                               -----------          --------
Cash, End of Period                                            $ 3,350,906          $    560
                                                               ===========          ========

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

Results of Operations

Comparison of the Three Months Ended June 30, 2000 and 1999

     The Company had no revenues in either 2000 or in 1999. The Company is a development stage company and has not yet commenced sales of its planned products and services.

     The Company's expenditures increased overall from $45,410 to $1,025,351, attributable primarily to implementing its planned business strategy. Research and developmental expenses specifically increased from $0 to $122,821 and consulting fees from $18,125 to $385,825.

     The net loss for the quarter ended June 30, 2000 increased to $998,626 from a net loss in 1999 of $45,410 due to the foregoing.

Liquidity and Capital Resources

     The Company's working capital deficit at June 30, 2000 was approximately $2.8 million. The Company's primary sources of working capital have been from the offshore financing from Waltrag, A.G. referenced in Item 1 of the Company's Form 10-KSB, filed April 12, 2000.

     Currently, the Company's primary cash requirements include the ongoing cost of the development of its new business plan and the ongoing costs of maintaining its administrative expenses. In addition, in June 2000, the Company loaned its president $650,000 for 10 years, at 7% interest per annum. Interest is payable monthly until maturity when the entire principal balance is due.

     Comparison of the Six Months Ended June 30, 2000 and 1999. The Company had no revenues in either 2000 or 1999. The Company is a development stage Company and has not yet commenced sales of its planned products and services.

     The Company's expenditures and net loss for the six months ended June 30, 2000 were up over the Comparable 1999 period, reflecting the Company's ongoing efforts to develop its new business plan and the continuing costs of maintaining its administrative expenses.

                          ENTERPRISES SOLUTIONS, INC.
                                    PART II.
                               OTHER INFORMATION

Item 1. Legal Proceedings

        Reference is made to the description of legal proceedings with the Securities and Exchange Commission (the "Commission") under Item 1 of the Company's Amendment No. 2 to Form 10-KSB, filed with the Commission on July 6, 2000.

Item 6. Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K relating to the quarter ended June 30, 2000.

            The Company did file one report on Form 8-K during the quarter ended June 30, 2000. The report was filed on April 7, 2000.

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


Dated: August 14, 2000