Form 10KSB/A
period 1999-12-31
ENTERPRISES SOLUTIONS INC
filed 2000-10-04
CIK 1099294

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 3

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


As of September 19, 2000, there were 4,724,282 shares of Common Stock outstanding. The Common Stock has not traded on the OTC Bulletin Board since March 30, 2000.


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

         In March, 1999, the Company changed its name to Enterprises
Solutions, Inc. and, after being introduced to the merits of an engineering plan to provide security products and a bondable (insurable) architecture for the Internet, began to focus its endeavors on developing a suite of products and solutions for Internet security.

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


         The Company and John A. Solomon have filed answers to the Commission's verified complaint. Defendant Herbert Cannon filed a motion to dismiss and a memorandum in which he denied the Commission's allegations. The case against Mr. Cannon was not dismissed and, on June 21, 2000, the Commission filed an amended complaint in this case. The parties are pursuing discovery at this time, and a trial is scheduled for January 2001.


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


Description of Business

         The Company's business is in the developmental stage. The Company's objective is to address what it perceives to be a lack of security in the Internet as the result of the minimal platform integrity currently used to support network services and eBusiness transactions. Based upon its research, the Company believes that most of the computer systems and software currently being used for Internet transactions are not adequately secured to support business levels of assurance, and therefore inadequate to support liability management.

         The Company's management believes that the demand for trusted (secure) network systems and products has grown significantly in recent years due to the dramatic increase in the use of the Internet for electronic business transactions, and the Internet's demonstrated vulnerability to attacks, as evident by increasing incidents of break-ins. Further, while the current arsenal of network security products may provide adequate defenses against specific known vulnerabilities in isolation, and the use of such products in a layered approach, may provide "acceptable" levels of vulnerability in some instances, the Company management believes that improving the basic integrity of the network platforms (workstations and servers) provides a more comprehensive and effective approach to network security against all forms of attacks. To this end, the Company's planned product line based on its Trust Architecture would concentrate on establishing high assurance platforms, specifically workstations, such that high levels of assurance in the security of the networking foundations could be established, and that the integrity of the composed networks could be sustained. By establishing secure network foundations through the use of components having verifiable security properties, the Company believes that it could enable liability management for eBusiness over the Internet.

         The Company's planned network security architecture which it plans to market through its developing products under the Bondable Network Architecture(TM) (BNA) designation, would integrate a scalable number of high assurance network components connected through existing media (both private and public networks, such as the Internet) by reliably authenticated, trusted sessions to compose secure virtual networks isolating the enterprise business processes. The principal components of the BNA would include secure E-Commerce Workstations and eBusiness Server Appliances. The Company intends that such trusted network components based on its technology would transparently integrate into the existing Internet environment without modification either to the basic user applications or the prevailing workstation environments. The Company's planned product line would support bondable networks satisfying a wide range of E-Commerce business needs, while preserving current investments in Internet and intranet technologies. In addition, the Company believes that the demand for its products could give rise to a demand for significant security related consulting, support and training services.

         The Company sees three potential market segments which it expects would be interested in purchasing its planned trusted network products and related services: infrastructure providers, corporate consumers and governments. The three main product areas which the Company plans to offer to these segments are:
(1) bondable hardware/software products that provide enhancements that extend the basic platform architecture for a secure networking infrastructure; (2) layered software applications and network services built upon secure server platforms; and (3) support for consulting and integrator products which provide hosted services to customers.

         The planned family of high assurance network server appliances would host trusted network services which would be required to support the Trust Architecture, as well as enterprise-specific value-laden applications. The Company's initial planned interim network appliance product, the EGuard, is a secure virtual private network ("VPN") guard, which, subject to conclusion of negotiations with a technology partner, it plans to develop and offer to potential customers. There is no assurance, however, that the Company will be able successfully to develop or market this planned product or any of its other planned products discussed below. The planned premier ESI EGuard would provide a secure node-to-node domain separating, gateway router with the distinguishing ability to provide strong domain separation of communication channels for both Internet and enterprise intranet application. The EGuard would be a precursor to a trusted (or secure) Enterprise Authentication Server supporting pervasive directory services. In addition to the planned EGuard, the Company plans to produce a high assurance, Enterprise-specific Certificate Authority (CA) Server, supporting a trustworthy PKI, and a trusted Web Server to support secure Internet E-Commerce.

         The critical component to the Company's BNA, however, would be its eBusiness workstations (referred to as "clients"). The first of its client or workstation offerings is the basis of a contract with an Internet gaming company to develop and produce an integrated Sports Card Technology(TM) and secure payment system that conforms to its BNA.

         The initial technology for implementing the Company's trusted or secure architecture would be based on existing high assurance security technologies through acquisitions to optimize the engineering and evaluation efforts and to shorten product time to market. The cancellation by Gemini of its Teaming Agreement has forced the Company to pursue alternative technologies to support the development of components to its BNA, and negotiations in that regard are under way. While certain technologies of interest are important to the Company's products, and essential to the timely implementation of its product line, the Company believes that its planned product line would not be dependent on any one specific technology provider. Assuming the availability of adequate financing and successfully concluded negotiations with technology providers, the Company estimates that, from the point in time at which these two conditions are satisfied, it would require approximately six months to develop the first of its interim network components and twelve to eighteen months for a rollout of its initial BNA product line.

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


         In order to import/export any of its planned high assurance products or any equipment containing encryption technology, the Company will have to comply with the relevant regulations then in effect which are promulgated by the various world governments and US Department of State and/or Commerce.


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


The Company believes analysts reports, such as this Ernst & Young report, clearly identify network security as a top concern of corporate IT departments. As such, it believes that a comprehensive high assurance network architecture such as its planned BNA would create a greater potential to capture the niche security market share more rapidly when competing with the less comprehensive add-on security products currently available.


Competition


         The market in which the Company plans to compete is that of bondable, business-to-business network platforms and services.

         The Company believes that certain of these major operating systems are in place and that competition in the industry for high assurance products will accelerate. This would increase competition with the Company's planned products and services and encourage other companies to enter the market. Many of these companies currently in the market and entering the market in the future will be far larger and have greater resources than the Company, and could thus achieve a competitive advantage over the Company in product development and marketing.

Employees


         The Company currently has four employees, consisting of two engineers and two executives. The Company plans to hire additional employees, particularly engineers, to assist in the development of its products.

ITEM 2.  PROPERTIES

         The Company's executive headquarters is located Southeast of Boston at 140 Wood Road, Suite 200, Braintree, Massachusetts 02184. The office is leased at a rate of $1,680 per month, initially for a 60-day term commencing May 1, 2000, and renewable on a month-to-month basis thereafter. The Company's engineering and product development division is located at 50 Ragsdale Drive, Suite 150, Monterey, California 93940. The Company has entered into a lease for this facility which has a three year term commencing on September 15, 1999 and expiring on September 14, 2002. The lease provides for a base rent of $5,919 per month. Pursuant to the lease, the Company is also responsible for 21.37% of (1) the operating expenses (estimated at $2,320 per month for the first year and including real property and any public authority taxes), (2) the services and utilities and (3) the Landlord's performance of Tenant Company's Covenants (if applicable). The building is a two-story office building of approximately 4,735 square feet. The Company believes that the premises are adequately insured.

         The Company has leased a corporate condominium located at 24525 Outlook Drive, #26, Carmel, California, 93923. The lease is for a period of one year commencing on September 8, 1999 and expiring on August 31, 2000 at a monthly rent of $2,250.



ITEM 3.  LEGAL PROCEEDINGS

         See "Item 1. Description of Business" for a description of pending proceedings with the Securities and Exchange Commission.


         Roger Schell and Richard Lee, former employees of the Company, filed complaints with the Labor Commissioner, State of California, for nonpayment of wages, bonuses, expenses and benefits. Mr. Schell's total claim is $361,172.01, and Mr. Lee's total claim is $285,094.66. The Company filed answers denying any liability to either Mr. Schell or Mr. Lee, and these complaints were dismissed by the Labor Commission on September 5, 2000, for lack of jurisdiction. Mr. Schell and Mr. Lee on September 21, 2000, filed complaints with the Superior Court of the State of California, County of Monterey, for damages for breach of contract, including unpaid salary, lost earnings, stock compensation and other employee benefits; for interest on unpaid salary; for double damages as provided by the California Labor Code; for penalties in the amount of plaintiff's daily rate multiplied by thirty days pursuant to California Labor Code Section 203; for punitive damages; and for reasonable attorneys' fees and costs of the suit.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS


         Prior to March 30, 2000, the Company's securities traded on the OTC Bulletin Board and in the over-the-counter market "pink sheets". The Company's trading symbol is "EPSO". Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The following sets forth the range of high and low bid information for the quarterly periods indicated as reported by the National Quotation Bureau:


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

Holders


         As of September 19, 2000, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 79.

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

* Indicates Directors


         John A. Solomon has served as the Company's President and Chief Executive Officer since September, 1999. Mr. Solomon also is a member of the Company's Board of Directors. Prior to his appointment to his positions with the Company, from 1979 to 1995, Mr. Solomon was the President and Chief Executive Officer of Computer Engineering Associates, Inc. ("CEA"), a systems integration and security technology company. In November, 1995 CEA filed a petition for voluntary bankruptcy which resulted from cash flow problems CEA encountered related to several bonded construction projects CEA performed. Because Mr. Solomon personally indemnified the bonding companies who insured CEA's construction projects, Mr. Solomon was forced to file for personal bankruptcy in February, 1997. Mr. Solomon was discharged from his personal bankruptcy in May, 1999.

         Gary S. Baker has served as Vice President and Director of Engineering since August, 1999, and Executive Vice President-Engineering of the Company since July, 2000. He was a Senior Engineer at Stratus Computer from 1993 to 1996, a Senior Engineer and Manager at Novell Computer from 1996 to 1998 and Director of Engineering at Sistex from 1998 to 1999, a company affiliated with Infotex Holdings, Ltd.

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

Promoter and Former Control Person


         In recent years, Herbert S. Cannon acted as a general business consultant to management pursuant to consulting agreements dated July 1, 1998, and January 7, 2000. As a consultant, Mr. Cannon performed a significant management role for the Company primarily with respect to raising capital for the Company and in interviewing and selecting management candidates, including Wayne B. Kight, the former CEO and President, and John A. Solomon, the current CEO and President. Mr. Cannon's consulting agreement entitled him to the payment of $3,000 per month and under both agreements provision is made for a total award of 300,000 shares of common stock in exchange for his services. The Company is evaluating its obligation to issue these shares to Mr. Cannon. Through World Net Communications, of which Mr. Cannon is, to the knowledge of the Company, the sole owner, Mr.Cannon owns 75,000 shares of common stock and in 1998 purchased warrants to purchase 150,000 shares of common stock. See "Security Ownership of Certain Beneficial Owners and Management." Since January 1, 1999, the Company has paid Mr. Cannon approximately $111,257 in consulting fees, expense reimbursements and other compensation (including a $16,000 reimbursement for a loan made by Mr. Cannon on behalf of the Company to Infotex Holdings, Ltd. and including certain expenses incurred by the Company's Monterey, California, office that Mr. Cannon paid for with his personal credit card). The Company may have made other payments to entities controlled by Herbert S. Cannon. Mr. Cannon may be deemed a "promoter" and/or a "controlling person" of the Company, as those terms are defined under the Securities Act of 1933 and the Securities Exchange Act of 1934. John A. Solomon, the Company's Chief Executive Officer, upon authorization of the Board of Directors, terminated Mr. Cannon's consulting arrangement effective March 20, 2000.

         Mr. Cannon also acted as a general business consultant to Infotex Holdings, Ltd., which the Company agreed to acquire in March 1999. In July 1999, the Company cancelled its agreement to acquire Infotex. In August 1999, certain investors in Infotex were afforded the opportunity to participate in a private placement of the Company's common stock at a low per share price. The Company is evaluating the terms and conditions of that private placement in relation to other private sales of common stock in that period. In the months preceding October, 1999, certain unauthorized press releases concerning the Company were issued. Mr. Cannon appears to have played a role in the drafting and dissemination of these press releases. These press releases contained, among other things, revenue projections and statements about contracts purportedly awarded to the Company. The Company did not authorize the press releases, and did not realize the projections nor was it awarded the contracts referred to therein.

         In addition, in a lawsuit described elsewhere (see "Legal Proceedings"), the Securities and Exchange Commission has alleged, among other things, that Mr. Cannon, through several offshore entities, including one listed under the heading "Security Ownership of Certain Beneficial Owners and Management", is a beneficial owner of more than 5% of the Company's outstanding common stock. That issue is being litigated in court between the Commission and Mr. Cannon. Mr. Cannon has denied these allegations. In August, 1987, the Securities and Exchange Commission issued an order barring Mr. Cannon from the securities industry. In 1988 and again in 1993, in separate civil cases brought by the Commission, federal courts entered final judgments enjoining Mr. Cannon from violating certain provisions of the federal securities laws. In addition, in 1985, Mr. Cannon pleaded guilty to a charge of conspiracy to defraud the United States in the collection of income taxes. In 1987, a New York state court found Mr. Cannon guilty under that state's larcency statute while handling funds from a chartered bank. He also pleaded guilty in that proceeding to two misdemeanor counts of failure to file state tax returns. In 1988, Mr. Cannon pleaded guilty to one count of conspiracy to defraud the federal government. In 1994, he was sentenced by the U.S. District Court, Newark, New Jersey, to five years probation, and was ordered to pay $10,000 in court costs and engage in 500 hours of community service, for participation in a transaction which involved the sale of fraudulent coal mine tax shelters to investors where the West Virginia coal mines at issue did not engage in actual mining operations.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Not applicable.


ITEM 10. EXECUTIVE COMPENSATION


         During the fiscal year ended December 31, 1999, Mr. John A. Solomon was paid, through ACG Inc., a company wholly owned by him, consulting fees of $49,999.98, and expense reimbursements of $9,575.45; no salaries in excess of $100,000 per year have been paid to any other executive officer or director of the Company.


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


         Mr. Wayne B. Kight, a former Director and Executive Vice President of the Company, purchased 10,000 shares at $.05 per share (adjusted to 15,000 shares by reason of the stock split in June 1999) in June, 1998. At the Board of Directors meeting held on July 30, 1998, the Board authorized the issuance to Mr. Kight of options to purchase 22,500 shares of Common Stock at a price of $.67 per share and, as of July 30, 1999, options to purchase 15,000 shares of Common Stock at $5.67 per share (both options being adjusted for the June 1999 stock split). At the Board of Directors meeting held on September 1, 1999, the Board authorized the issuance to Mr. Kight of options to purchase 10,000 shares of Common Stock at an exercise price of $7.50 per share. The Company has authorized the issuance to Mr. Kight of 40,000 shares of Common Stock (and a balance owing of 80,000 shares) at a nominal price pursuant to Mr. Kight's Employment Agreement with the Company. At the Board of Directors meeting held on March 20, 2000, the Board authorized the issuance to Mr. Kight of options to purchase 25,000 shares of Common Stock at a price of $6.25 per share.


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



2000 Restricted Stock Plan
         On August 7, 2000, the Board of Directors of the Company adopted the 2000 Restricted Stock Plan (the "Plan"), pursuant to which 1,000,000 shares of common stock are reserved for issuance to eligible participants under the Plan. Such eligible participants include any person who is an employee of or consultant or advisor to the Company and who provides bona fide services for the Company, where the services are not in connection with the offer or sale of securities in a capital raising transaction and where the services do not directly or indirectly promote or maintain a market for the Company's common stock. In no case may an award be made under the Plan where the common stock granted in the award is not eligible for registration pursuant to Form S-8 (or any successor form promulgated for the same general purposes by the Securities and Exchange Commission) under the Securities Act of 1933, as amended.

         As of September 19, 2000, no awards of restricted stock had been made under the Plan.

         The Plan is administered by the Board of Directors of the Company. Subject to the express limitations of the Plan, the Board has authority in its discretion to determine the eligible persons to whom, and the time or times at which, restricted stock awards may be granted, the number of shares subject to each award, the time or times at which an award will become vested, the performance criteria, business or performance goals or other conditions of an award, and all other terms of the award. The Board also has discretionary authority to interpret the Plan, to make all factual determinations under the Plan, and to make all other determinations necessary or advisable for Plan administration. The Board may prescribe, amend, and rescind rules and regulations relating to the Plan. All interpretations, determinations, and actions by the Board are final, conclusive, and binding upon all parties.

2000 Employee Stock Option Plan
         On June 29, 2000, the Board of Directors of the Company adopted the 2000 Employee Stock Option Plan (the "2000 Option Plan"), which provides for the issuance of options to purchase up to 2,500,000 shares of common stock. The 2000 Option Plan was presented to the stockholders of the Company for approval at the Special Meeting of Stockholders, held on August 11, 2000, but was not approved by the stockholders. Accordingly, pursuant to the provisions of the 2000 Option Plan, if stockholder approval is not obtained within one year of the adoption date of the 2000 Option Plan by the Board of Directors, the 2000 Option Plan will not become effective. As of September 19, 2000, no options had been issued under the 2000 Option Plan (any options issued prior to such required stockholder approval would be subject to stockholder approval of the 2000 Option Plan having being received within the year following its adoption by the Board of Directors). The Company has no current plans to resubmit the 2000 Option Plan for stockholder approval.

         Under the Plan, options may be granted which are intended to qualify as Incentive Stock Options ("ISOs") under Section 422 of the Internal Revenue Code of 1986 (the "Code") or which are not ("Non-ISOs") intended to qualify as Incentive Stock Options thereunder.

     The 2000 Option Plan would be administered by the Board of Directors or a committee (the "Committee") which would be appointed by the Board of Directors from those of its members who are "non-employees" of the Company as defined in Rule 16b-3 under the Securities Exchange Act of 1934 (the "Exchange Act"). Subject to the provisions of the 2000 Option Plan, the Board of Directors, or the Committee, if one is appointed, would have full authority to determine the persons to be granted options under the Plan and the number and purchase price of the shares represented by each option, the time or times at which the options may be exercised, and the terms and provisions of each option, which need not be uniform for all options.

     Key employees of the Company or its subsidiaries, as determined by the Board or Committee, and non-employee directors of the Company or its subsidiaries would be eligible to receive awards under the 2000 Option Plan. The 2000 Option Plan authorizes the Committee to grant, over a ten-year period, options to purchase up to a maximum of 2,500,000 shares of the Company's common stock, subject to adjustment as described below. If any option expires or is terminated prior to its exercise in full and prior to the termination of the 2000 Option Plan, the shares subject to such unexercised option would again be available for the grant of new options under the 2000 Option Plan. Further, any shares used as full or partial payment by an optionee upon exercise of an option could subsequently be used by the Company to satisfy other options granted under the 2000 Option Plan, subject to limitations on the total number of shares authorized to be issued under the 2000 Option Plan. The 2000 Option Plan provides that the purchase price per share may not be less than 100% of the fair market value of the Common Stock at the time of grant. The purchase price is to be paid in cash or common stock of the Company held for at least six (6) months and with a market value equivalent to that of the shares being acquired or, in the discretion of the Committee, any combination of these.

    The term of each option would not be more than ten (10) years from the date of grant. Options granted under the 2000 Option Plan may be exercised only during the continuance of the Participant's employment with the Company or one of its subsidiaries. The 2000 Option Plan permits an outstanding option to be exercised after termination of employment only to the extent that the option was exercisable on the date of termination but in no event beyond the original term of the option (i) within one year by the estate or rightful heir(s) of the optionee if the optionee's employment is terminated due to the optionee's death;
(ii) within one year after the date of such termination if the termination is due to the optionee's Disability (as defined in the 2000 Option Plan); or (iii) within three months after the date of such termination if the termination was due to the optionee's Retirement (as defined in the 2000 Option Plan) or was for reasons other than death or Disability and other than "for cause" (as defined in the 2000 Option Plan). Upon termination of an optionee's employment "for cause," any unexercised options held by the optionee would be forfeited. In the event of the dissolution, liquidation or sale of all or substantially all of the assets of the Company, to the extent it has not been previously exercised an option would terminate immediately prior to the consummation of such proposed action. In the event of the merger of the Company with or into another corporation, the option shall be assumed or an equivalent option shall be substituted by such successor corporation or, if such successor corporation does not agree to asssume the option or substitute an equivalent option, the Board is required to provide for the option holder to have the right to exercise the option as to all of the optioned shares, including shares as to which the option would not otherwise be exercisable.

         Options granted under the 2000 Option Plan would be, generally, transferable only by will or by the laws of descent and distribution, and would be exercisable during the lifetime of the optionee only by the optionee or by his legal representative in the event of his Disability. In its sole discretion, however, the Committee could permit an optionee to make certain transfers of non-qualified stock options, provided that the transfers are to "family members" and are not for value, as defined in the General Instructions to Form S-8 under the Securities Act of 1933, as amended.


EMPLOYMENT CONTRACTS


         The Company has entered into an employment agreement with John A. Solomon, the term of which is for three years from September 15, 1999. The agreement provides for Mr. Solomon's employment as the President and Chief Executive Officer of the Company at an annual salary of $200,000, which would be increased to $500,000 once the Company receives funding in the amount of $10,000,000 (the "Funding Event"). The agreement provides for bonuses as determined by the Board of Directors at the sole discretion of the Board, but not less than 7% of the Net Before Tax corporate profits in each year of employment. Under the agreement, Mr. Solomon is entitled to borrow up to $750,000 from the Company on a secured basis, all loans being repayable within 10 years of the first loan being taken out, and with the Company's stock as collateral in value at least equal to 125% of the loan amount, the amount of stock to be held as collateral to be adjusted monthly based on the price for the stock in the market. On June 2, 2000, Mr. Solomon borrowed $650,000 under this provision. This loan bears interest at the rate of 7% per annum, is due ten years from the drawdown date, with interest only payable monthly until maturity. The loan is secured by the pledge of all shares of common stock of the Company and options to purchase common stock held by Mr. Solomon. The agreement provides for the issuance of 225,000 shares of common stock of the Company to Mr. Solomon in three installments of 75,000 shares each at the end of each year of employment completion; the right to the first installment vested as of execution of the employment agreement and is to have been issued by December 31, 1999. As of September 19, 2000, no shares had been issued under these provisions. Shares issued thereunder are to be issued at no cost to Mr. Solomon and could be issued as restricted stock or pursuant to the Company's 2000 Restricted Stock Plan. If the Funding Event condition is satisfied, Mr. Solomon is entitled under the agreement to be issued an additional 275,000 shares of common stock at the time of the resulting increase in his salary.

         The Company has also entered into an employment agreement with Gary S. Baker. The agreement has a term of three years commencing on August 1, 1999. The agreement provides for a base salary of $120,000 for Mr. Baker. The agreement with Mr. Baker stipulates that he is entitled to purchase 100,000 shares of common stock at a nominal price in three equal installments, commencing on August 1, 2000, and on the next two anniversaries of that date.

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


                                                                        Approx.
              Name and Address of           Amount and Nature            % of
              Beneficial Owner(5)              Of Ownership              Class
              --------------------           -----------------          -------
John A. Solomon(1)                             75,000(2)                 1.587%

Alfred T. Saker(3)                                --                      --

Charles E. Bobbish(4)                             --                      --

Rowan House Limited                           244,168                    5.168%
 1 Corral Road, Suite 2A
 EuroLife Building, Gibraltar


All directors and officers as a group          75,000                    1.587%




(1) The address for Mr. Solomon is c/o the Company at 140 Wood Road, Braintree, Massachusetts 02184.

(2) To be issued under Mr. Solomon's employment agreement.

(3) The address for Mr. Saker is 23 Welsh Road, South Easton, Massachusetts
    02375

(4) The address for Mr. Bobbish is 82 Drake Road, Burlington, Massachusetts
    01803.


(5) Through World Net Communications, Mr. Herbert S. Cannon owns 75,000 shares of common stock. In 1998, World Net Communications purchased warrants expiring June 2003 to purchase 150,000 shares of common stock at an exercise price of $2.00 per share. See "Promoter and Former Control Person". Under consulting agreements previously in effect with the Company, provision is made for Mr. Cannon to be issued an aggregate of 300,000 shares of common stock. The Company is evaluating its obligation to issue these shares to Mr. Cannon.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Omega Funding, Inc., a corporation that the Company is advised is 100% owned by Nina L. Cannon, a former director of the Company and the daughter of Herbert S. Cannon, made loans to the Company aggregating $94,500 in 1999, and an additional loan of $23,000 on February 24, 2000. In December, 1999, Nina L. Cannon also made a personal loan to the Company in the amount of $22,000, which was repaid in January, 2000. In 1999, Omega Funding was also assigned an additional loan made to the Company by ATM Site Locators Inc. in the amount of $10,000. In connection with Ms. Cannon's resignation as a director, all of the loans held by Omega Funding, Inc., aggregating $127,500, were repaid on June 29, 2000, with interest in the amount of $5,243, and the Company agreed to indemnify Ms. Cannon in accordance with Nevada law against liabilities arising from her having served as a director and officer of the Company.


         Dr. Roger Raymond Schell, a former officer of the Company, is a shareholder in Gemini Computers, Inc. with which the Company had a teaming agreement.


          On June 2, 2000, John A. Solomon, Chairman and Chief Executive Officer, borrowed $650,000 from the Company pursuant to his employment agreement. The loan bears interest at the rate of 7% per annum, is due ten years from the drawdown date, with interest only payable monthly to maturity, and is secured by all stock and options to purchase stock of the Company held by Mr. Solomon.


         See "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" above.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS


10.8 Settlement Agreement, dated June 24, 2000, between the Company and Nina L. Cannon.

10.9 Agreement, dated September 12, 2000, between Victor Chandler International and the Company.

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

3.2                    By-Laws                                                   3.2 to Form 10-SB dated November 17, 1999

3.3                    Amended and Restated By-Laws                              3.3 to Amendment No. 1 to Form 10-KSB dated
                                                                                 May 15, 2000

4.1                    Specimen Common Stock Certificate                         4.1 to Amendment No. 1 to Form
                                                                                 10-SB dated January 3, 2000

4.2                    Deed Poll dated April 2, 2000                             4.1 to Form 8-K dated April 7, 2000


4.3                    2000 Employee Stock Option Plan                           B to Definitive Proxy Statement filed July 18, 2000

4.4                    2000 Restricted Stock Plan                                4.5 to Form S-8 filed September 12, 2000

10.1                   Lease for Carmel, California, Corporate Condominium       10.1 to Form 10-SB dated November 17, 1999

10.2                   Lease for Monterey, California, Office Space              10.2 to Form 10-SB dated November 17, 1999

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

Dated: October 4, 2000


                                       Enterprises Solutions, Inc.


                                       By: /s/ John A. Solomon
                                           -------------------------------------
                                           John A. Solomon,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on October 4, 2000.

       SIGNATURE                                                 CAPACITY
       ---------                                                 --------


/s/ Alfred T. Saker                                              Director
------------------------
Alfred T. Saker

/s/ Charles E. Bobbish                                           Director
------------------------
Charles E. Bobbish

                                  EXHIBIT INDEX

EXHIBIT                    DESCRIPTION
-------                    -----------

10.8 Settlement Agreement, dated June 24, 2000, between the Company and Nina L. Cannon.

10.9 Agreement, dated September 12, 2000, between Victor International and the Company.