Form 10QSB
period 2000-09-30
ENTERPRISES SOLUTIONS INC
filed 2000-11-14
CIK 1099294

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                For the Quarterly period ended September 30, 2000

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

                                 (781) 356-4387
                           (Issuer's telephone number)


The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                Class                                October 31, 2000
                -----                                ----------------

    Common stock, $ 0.001 par value                     4,905,305

                           ENTERPRISES SOLUTIONS, INC.

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         ITEM 1 - Unaudited Consolidated Financial Statements

         Consolidated Balance Sheets as of September 30, 2000 and 1999
         (Unaudited).....................................................   3

         Consolidated Statements of Operations for the Nine Months
         Ended September 30, 2000 and 1999 and for the Three Months
         Ended September 30, 2000 and 1999 (Unaudited)...................   4

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2000 and 1999 (Unaudited).......   5

         Notes to Unaudited Consolidated Financial Statements............   6

         ITEM 2

         Management's Plan of Operation..................................   7

PART II. OTHER INFORMATION

         ITEM 1

         Legal Proceedings...............................................  10

         ITEM 6

         Exhibits and Reports on Form 8-K................................  10


         Signatures......................................................  11

         Financial Data Schedule...................................Exhibit 27

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                     ASSETS

                                                                          2000                  1999
                                                                      -----------            ----------
   Cash and Cash Equivalents                                          $ 2,306,267            $   35,550
   Accrued Interest-Officer Loan                                            7,497                     -
                                                                      -----------            ----------
   Total Current Assets                                                 2,313,764                35,550
                                                                      -----------            ----------
   Loans and Advances                                                      25,000               130,000
   Loans Receivable-CODIS                                                 150,000                     -
   Officer Loan, 10 year term,
        7% per annum                                                      650,000                     -
   Other                                                                        -                   220
   Fixed Assets, Net of $7,159 in Accumulated
        Depreciation in 2000                                              100,259                10,000
                                                                      -----------            ----------
Total Assets                                                          $ 3,239,023            $  175,770
                                                                      ===========            ==========

           LIABILITIES AND SHAREHOLDERS' (DEFICIT)

   Accrued Other Expenses                                             $   246,538            $    2,017
   Demand Loans                                                           362,323                42,000
   Accrued Interest Payable                                               275,000                     -
   Convertible Note                                                     5,250,000                     -
                                                                      -----------            ----------
Total Current Liabilities                                               6,133,861                44,017
                                                                      -----------            ----------
Shareholders' (Deficit):
   Preferred Stock $1.00 Par                                                  148                   148
   Common Stock $.001 Par                                                   4,310                 4,076
   Additional Paid-in Capital                                           2,786,646             2,795,985
   Retained (Deficit)                                                  (1,633,508)           (1,633,508)
   (Deficit) Accumulated During The
        Development Stage                                              (4,052,434)           (1,034,948)
                                                                      -----------            ----------
Total Shareholders' (Deficit)                                          (2,894,838)              131,716
                                                                      -----------            ----------

Total Liabilities & Shareholders' (Deficit)                           $ 3,239,023            $  175,770
                                                                      ===========            ==========


            See Notes to Unaudited Consolidated Financial Statements

                           ENTERPRISES SOLUTIONS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
  FOR THE PERIOD FROM JANUARY 1, 1998 TO SEPTEMBER 30, 2000 (DEVELOPMENT STAGE)
                                   (UNAUDITED)


                                                                                                                Cumulative
                                              Y-T-D September 30,                QTR. September 30,             During the
                                           ------------------------           ------------------------          Development
                                              2000            1999               2000            1999              Stage
                                           ---------       --------           ---------       --------          -----------

Revenue                                  $         -       $      -         $         -       $      -          $         -
                                         -----------       --------         -----------       --------          -----------
Costs and Expenses:
   Consulting Fees                           719,553        131,373             218,363         95,249            1,047,335
   Professional Fees                         356,551         26,243             140,544         21,213              430,913
   Office Expenses                            65,712          5,304             (10,333)         2,960               87,314
   Rent                                       36,485         17,574             (30,474)        17,577               84,366
   Research & Development                    380,578              -             116,688              -              380,578
   Software Expenses                               -              -                   -              -              100,000
   Telephone                                  42,292          3,221              15,738          1,974               53,857
   Travel Expenses                           254,588         41,271              96,660         12,095              339,277
   Interest                                  280,243              -             231,250              -              280,243
   Insurance                                  37,200         18,768               8,693         18,768               68,344
   Salaries                                  271,919         31,256             231,918         31,256              447,648
   Corporate registrations                    50,056          8,580              26,904          5,580               65,036
   Auto                                        3,222              -               3,222              -                3,222
   Advertising                                 5,000              -                   -              -                5,570
   Depreciation                                1,712              -               1,712              -                1,712
   Bad Debt Expense                                -        634,022                   -        634,022              739,242
   Other Expenses                             (3,048)        (7,906)             (5,498)        (8,542)              (3,543)
                                         -----------       --------         -----------       --------          -----------
Total Costs and Expenses                   2,502,063        909,709           1,045,387        832,152            4,131,114
                                         -----------       --------         -----------       --------          -----------
Other Income:
   Interest                                   78,403              -              51,248              -               78,680
                                         -----------       --------         -----------       --------          -----------
NET (LOSS)                               $(2,423,660)     $(909,709)       $  (994,139)     $(832,152)          $(4,052,434)
                                         ===========      =========         ===========     ==========          ===========

NET (LOSS) PER
   COMMON SHARE                          $     (0.56)     $   (0.26)        $     (0.23)     $   (0.24)             N/A
                                         ===========      =========         ===========      =========          ===========



            See Notes to Unaudited Consolidated Financial Statements

                           ENTERPRISES SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
  FOR THE PERIOD FROM JANUARY 1, 1998 TO SEPTEMBER 30, 2000 (DEVELOPMENT STAGE)
                                   (UNAUDITED)

                                                                                                           Cumulative
                                                                                                           During the
                                                                    2000              1999              Development Stage
                                                                 ---------          --------            -----------------
Cash Flows From Operating Activities:
Net (Loss)                                                     $(2,423,660)        $(909,709)             $(4,052,434)
Adjustments to Reconcile Net (loss) to Net Cash
   (Used) By Operating Activities:
        Accrued Interest                                            (7,497)                -                   (7,497)
        Depreciation                                                 7,159                 -                    7,159
        Increase In Accounts Payable and
                Accrued Expenses                                   275,028             1,797                  521,538
        Consulting Fees                                            250,000                 -                  250,000
                                                               -----------          --------              -----------

Net Cash (Used) By Operating Activities                         (1,898,970)         (907,912)              (3,281,234)
                                                               -----------          --------              -----------

Cash Flows From Investing Activities:
    Loans Receivable - CODIS                                      (150,000)                -                 (150,000)
    Loans and Advances, Net                                        (25,000)           (5,000)                 (25,000)
    Officer Loan                                                  (650,000)                -                 (650,000)
    Purchases of Fixed Assets                                     (107,417)          (10,000)                (107,417)
                                                               -----------          --------              -----------

Cash Flows (Used) By Investing Activities                         (932,417)          (15,000)                (932,417)
                                                               -----------          --------              -----------
Cash Flows From Financing Activities:
    Convertible note                                             5,000,000                 -                5,000,000
    Increase In Demand Loans                                       106,073            42,000                  362,323
    Stock Issuances                                                      -           877,488                1,931,014
    (Less) Non-Cash Amounts                                              -                 -                 (774,897)
                                                               -----------          --------              -----------
Cash Flows From Financing Activities                             5,106,073           919,488                6,518,440
                                                               -----------          --------              -----------
Net Increase (Decrease) In Cash                                  2,274,686            (3,424)               2,304,789
Cash And Equivalents, Beginning of Year                             31,581            38,974                    1,478
                                                               -----------          --------              -----------
Cash And Equivalents, End of Period                            $ 2,306,267          $ 35,550              $ 2,306,267
                                                               ===========          ========              ===========
Non-Cash Financing Activities:
    Conversion of Shareholder Loans
       To Equity                                               $         -          $      -              $   774,897
                                                               ===========          ========              ===========


            See Notes to Unaudited Consolidated Financial Statements

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of Enterprises Solutions, Inc. at September 30, 2000 and 1999, and the results of its operations and cash flows for the quarters and nine months then ended, have been included. The results of operations for the quarters and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the operating results to be expected for the full year.

2. FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth in this report, the Company's Annual Report on Form 10-KSB and other reports and documents that the Company files with the Securities and Exchange Commission.

3. NET (LOSS) PER COMMON SHARE

The weighted average common shares outstanding for the nine months ended September 30, 2000 and 1999 were 4,309,954 and 3,503,893, respectively.

4. NON-CASH ITEMS

During the nine months ended September 30, 2000, the Company charged $250,000 to consulting fees in connection with its loan for $5,000,000. The consulting fees are added to the debt for an aggregate loan amount of $5,250,000.

                          ENTERPRISES SOLUTIONS, INC.

Item 2. Management's Plan of Operation

        You should read the following plan of operation in conjunction with our audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999, and the unaudited consolidated financial statements and the related notes included elsewhere in this report.

OVERVIEW

        We are a development stage company. Our objective is to address what we perceive as the lack of security in the Internet for network services and eBusiness transactions. We were founded in 1987 and, in March 1999, we changed our name to Enterprises Solutions, Inc. and began to focus on the development of a suite of products and solutions for Internet security.

        Since our inception, we have incurred significant losses. For the year 1999, our net loss was $1,503,535. As of December 31, 1999, we had an accumulated deficit during the development stage of $1,628,774 and an aggregate deficit of $3,262,283. For the nine months ended September 30, 2000, we experienced additional losses of $2,423,660, bringing our accumulated deficit during the development stage to $4,052,434. In the future, we expect to incur costs and expenses similar in nature to what we have been experiencing to date. We expect to incur significant research and development, consulting and professional fees, travel, salaries, interest, and administrative expenses, and, as a result, we will need to generate significant revenues to achieve and maintain profitability.

PLAN OF OPERATION

        For the next twelve months, we will require a significant amount of cash, estimated as high as $2 million, to conclude arrangements with a technology provider and other vendors. In addition, we estimate that we will require as much as an additional $10,000,000 to fund higher administrative expenses, salaries, professional and consulting fees, travel, interest, and research and development expenditures. Planned research and development over the next twelve months is budgeted at $8,000,000. We do not foresee significant capital expenditures in this period; however, we plan to increase the number of our employees from four to approximately 20 by the first quarter of 2001.

        We will therefore require substantial additional equity financing, of at least $18,000,000, over the next twelve months to accomplish our business objectives. There is no assurance that we will be successful in obtaining this required additional capital.

        We currently have two offices in the United States. We plan to expand our international operations by establishing a foreign office, hiring additional personnel and recruiting international resellers.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues

        We did not have any revenues in the nine months ended September 30, 1999, or in the nine months ended September 30, 2000.

Operating Expenses

        Research and Development. Research and development expenses consist primarily of salaries and rent. Research and development expenses increased from zero in the nine months ended September 30, 1999, to $381,000 in the nine months ended September 30, 2000.

        Consulting and Professional Fees. Consulting and professional fees were $1.1 million in the period ended September 30, 2000, an increase from 1999 of $918,000. The increase in professional fees ($330,300) was the result of higher legal and accounting fees brought about by an action filed against the Company by the Securities and Exchange Commission. One result of this action was the Company commenced to seek alternative markets and partners outside the United States to enhance the Company's potential in the international marketplace. The Company incurred significant amounts of consulting fees in this arena, accounting for approximately $338,000 of the overall increase of $588,000. The Company incurred $250,000 of consulting/commission fees in connection with the $5,000,000 Deed Poll executed in Europe in April 2000.

        Travel and Salaries. Travel expenses reached approximately $255,000 in the nine months ended September 30, 2000, an increase of $296,000 from the prior year. The increase reflects an increased travel schedule coincident with the Company's commitment to research and development, and its interest in seeking markets and partners outside the United States. Salaries went from approximately $31,000 in the nine months ended September 30, 1999 to approximately $272,000 in 2000, reflecting the hiring of full time professional managers.

        Administrative Expenses. Administrative expenses, consisting primarily of corporate registrations, rent, phone, insurance and office expense increased approximately $178,000 from the nine months ended September 30, 1999. The increase reflects the Company's move to new office space in the Boston area and its activities in implementing its business plan.

        Interest Expense. Interest expense of $280,000 primarily reflects the Company's debt of $5,250,000. Interest at 10% per annum is approximately $44,000 per month.

        Income Tax Provision (Benefit). Because we have incurred net operating losses in the nine months ended September 30, 2000 and 1999 our effective tax rate in each period is zero. Any tax benefit that may be realizable has been offset by an equal valuation allowance because realization is doubtful.

LIQUIDITY AND CAPITAL RESOURCES

        Our cash and cash equivalents totaled $2.3 million at September 30, 2000, and represented 71% of total assets. Cash equivalents are highly liquid instruments with original maturities of 90 days or less. At September 30, 2000, we had $6.1 million of total obligations. Shareholders' (deficit) was approximately $2.9 million at September 30, 2000.

        For the nine months ended September 30, 2000, net cash used in operating activities was $1.9 million, resulting primarily from the net loss for the nine months ended September 30, 2000.

        Our investing activities used cash of $932,417 in the nine months ended September 30, 2000, an increase of approximately $917,000 primarily because of the $650,000 officer loan, $97,000 in fixed asset purchases and $150,000 loan to a company with which we are trying to form a strategic alliance.

        Financing activities provided cash of $5.1 million in the nine months ended September 30, 2000, an increase of approximately $4.2 million over 1999. The increase is attributable principally to the Deed Poll of April, 2000, for $5,000,000, offset by $877,000 of stock issuances in 1999.

QUALITATIVE AND QUANTITATIVE DISCLOSURE OF MARKET RISK

        We do not currently have any derivative financial instruments and do not intend to invest in derivatives. We invest our cash in short-term highly liquid cash equivalents. As a result, we believe that our exposure to interest rate risk is not material to our results of operations.

                          ENTERPRISES SOLUTIONS, INC.
                                    PART II.
                               OTHER INFORMATION

Item 1. Legal Proceedings

        Reference is made to the description of legal proceedings set forth in the Company's Amendment No. 3 to Form 10-KSB, filed with the Commission on October 4, 2000.

Item 6. Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K relating to the quarter ended
            September 30, 2000.

            The Company filed reports on Form 8-K on April 7, 2000, and October 16, 2000.

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


Dated: November 14, 2000