Form 10KSB
period 2000-12-31
ENTERPRISES SOLUTIONS INC
filed 2001-04-02
CIK 1099294

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934




                           ENTERPRISES SOLUTIONS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its Charter)


           Nevada                                         88-0232148
- ------------------------------------                 -------------------
(State or other jurisdiction of                       (I.R.S. Employer
Incorporation or organization)                       Identification No.)



140 Wood Road, Suite 200, Braintree, Massachusetts           02184
- --------------------------------------------------        ----------
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had no revenues for the fiscal year ended December 31, 2000.

As of March 30, 2001, there were 6,094,074 shares of Common Stock outstanding. The Common Stock has not traded on the OTC Bulletin Board since March 30, 2000.

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

Description of Business

The Company's business continues in the developmental stage. The Company's objective is to continue to address what it perceives to be a lack of security in the Internet as the result of the minimal platform integrity currently used to support network services and eBusiness transactions. Based upon its research, the Company believes that most of the computer systems and software currently being used for Internet transactions are not adequately secured to support business levels of assurance, and therefore inadequate to support liability management.

Customer's Needs

The Company's management believes that the demand for trusted (secure) network systems and products has grown significantly in recent years due to the dramatic increase in the use of the Internet for electronic business transactions, and the Internet's demonstrated vulnerability to attacks, as evidenced by the increasing incidents of break-ins. Further, while the current arsenal of network security products may provide adequate defenses against specific known vulnerabilities in isolation, and the use of such products in a layered approach, may provide "acceptable" levels of vulnerability in some instances, the Company management believes that improving the basic integrity of the network platforms (workstations and servers) provides a more comprehensive and cost effective approach to network security against all forms of attacks. By establishing secure network foundations through the use of components having verifiable security properties, the Company believes that it could enable liability management for eBusiness over the Internet.

Our Vision

The Company's planned network security architecture product line would integrate a scalable number of high assurance network components connected through existing private and public networks (e.g., Internet, NIPRNET), thus providing reliably authenticated, trusted sessions to compose secure virtual networks isolating the enterprise business processes. ESI plans to market the newly developed products under the Bondable Network Architecture(TM) (BNA) designation. The principal components of the BNA would include securing e-commerce Workstations and providing hardened eBusiness Server Appliances. The Company intends that such trusted network components based on its technology would transparently integrate into the existing Internet environment without modification either to the basic user applications or the prevailing workstation environments. In addition, the Company believes that the demand for its products could give rise to a demand for significant security related consulting, support and training services.

The Company identified three important market segments which it believes are interested in purchasing the ESI trusted network products and related services:
(1) infrastructure providers, (2) corporate consumers and (3) governments. The product areas that the Company plans to offer to these segments are:

         Bondable computer devices that provide enhancements that extend the basic platform architecture for a secure networking attachment,

         Layered software applications and network services built upon secure server platforms; and

         Support for consulting and integrated products that provide hosted services to customers.

The planned family of high assurance network server appliances would host trusted network services. These appliances and services would support the Trust Architecture, as well as enterprise-specific value-laden applications. The Company's initial planned interim network appliance product, the EGuard, is a secure virtual private network ("VPN") guard, which, subject to conclusion of negotiations with a technology partner, it plans to develop and offer to potential customers. There is no assurance, however, that the partner Company will be able successfully to develop or market this planned product or any of the Company's other planned products, except for those products currently available described below.

The critical component to the Company's BNA, however, would be its eBusiness workstation secure ancillary device and hardened secure software. The first of the client based offerings is the basis of a contract with an Internet gaming company to develop and produce an integrated Sports Card Technology(TM) and secure payment system that conforms to its BNA. The Trusted Authentication Device (TAD) and Verification Decryption Server (VDS) are the first components of this architecture.

ESI Products for 2001

ESI offers solutions that it plans either to design and develop or integrate into open system standard platforms. ESI Value-Add-Resells (VAR) systems are evaluated by the National Security Agency as high assurance products. These systems are planned to be integrated into the ESI architecture as infrastructure network appliances that support ESI Secure Systems. The table below describes the ESI systems and VAR products that we are planning to make available during 2001.


========================== =================== =============================================== =====================
 2001                      ESI                 Description                                     Planned
                           ESS or VAR                                                          Availability
========================== =================== =============================================== =====================
TAD-1                      ESS                 Client device - a trusted device for the        Currently
TAD-1 w/GPS *                                  handling of compact transactions.
========================== =================== =============================================== =====================
Verification Decryption    ESS                 Single Level Server System - decrypts and       2nd Qtr 2001
Server                                         verifies the integrity of a data transaction
VDS                                            generated by ESI TAD's
========================== =================== =============================================== =====================
Trusted TAD                ESS                 Client device - generates the keying and        2nd Qtr 2001
Key Loader                                     rekeying command strings that enable the
                                               proper keying and rekeying of the ESI TAD
========================== =================== =============================================== =====================
Optimized Secure Software  ESS                 Single Level Server System - Hardened UNIX      3rd Qtr 2001
OSS                                            variant OS with protected permission access
                                               controls; "Not-so-Discretionary" Access
                                               Controls (N-DAC)
========================== =================== =============================================== =====================
Hardened DHCP              ESS                 Single Level Server System - evaluates          3rd Qtr 2001
Network Security                               integrity of DHCP requests.
Appliance
========================== =================== =============================================== =====================
Hardened TAD               ESS                 Client Software - software client that          4th Qtr 2001
Software Client                                emulates the TAD.
========================== =================== =============================================== =====================
Trusted B3 Server          VAR                 NSA Evaluated Multi-level Secure Server -       Currently
                                               rated B3.  Several applications available:
                                               DSG, Email, Directory Server.
========================== =================== =============================================== =====================
Cryptek DiamondTEK         VAR                 NSA Evaluated Network Control Device - border   Currently
                                               or individual network control device.
                                               "Firewall plus" system.  NSA rated B2
========================== =================== =============================================== =====================

* The Company has a provisional U.S. patent pending on the underlying invention of the TAD

For the most part, the Company believes that the international business community lacks the capability to exploit the business-to-business (B2B) side of e-Commerce without unacceptable levels of risk. The risk comes from today's commercial technology that lacks the security assurances required for valuable transactions and connectivity. Much of today's technology is simply not insurable because those commercial systems and workstations are subject to unauthorized modification and subversion. Our belief is that businesses will require our solutions to meet their e-Commerce needs.

Planned ESI Products for 2002

The information security marketplace appears as one of the most promising opportunities for the 21st century. The strength of the current market for Internet technologies and the resulting convergence of security requirements in e-Commerce have contributed to a lucrative window of opportunity for security solutions. Solutions must enable companies and governments to conduct business-to-business e-Commerce in a truly secure and insurable way. The Company believes that it has these needed security solutions under development.

The following table lists the ESI products planned for 2002.


==================================== ===================== ===================================================
Planned for 2002                     ESI                   Description
                                     ESS or VAR
==================================== ===================== ===================================================
Web Server Proxy                     ESS                   Two  Level  Server  SystemS  -  protect  your  web
Network Security Appliance                                 server   during   transmission   of  HTML  or  XML
                                                           transactions
==================================== ===================== ===================================================
ESI Crypto TAD                       ESS                   Client Device - Upgrade the ESI TAD with a high
                                                           speed data channel and a powerful programmable
                                                           crypto chip
==================================== ===================== ===================================================
Trusted   Signature    Verification  ESS/VAR               Multi-level Server - ESI Software  integrated into
Server                                                     the  Trusted B3 Server to  provide a  verification
                                                           services to the enterprise
==================================== ===================== ===================================================
High Assurance                       ESS/VAR               Multi-level    Server   -   ESI   ports   existing
Certificate Authority                                      Certificate  Authority  software  onto the Trusted
                                                           B3 Server
==================================== ===================== ===================================================
Trusted Enterprise Authentication    ESS/VAR               Multi-level  Server - manage access and privileges
and Credential Server                                      in  heterogeneous  environments  with ESI software
                                                           on the Trusted B3 Server
==================================== ===================== ===================================================

There is no assurance, however, that the Company's planned products for 2000 or 2001 listed in the above tables will be successfully developed or that any of them will achieve commercial market success. Completion of development of the Company's planned products will require substantial additional capital. See "ITEM 6. Plan of Operation". In addition, because of the adaptability of its technology and the dynamic nature of the marketplace, the Company is prepared to and may change its planned product offering shown above to respond to critical shifts in the information security marketplace.


The initial technology for implementing the Company's trusted or secure architecture is based on the implementation of strong encryption algorithms into firmware-based ancillary devices and integrating existing high assurance security technologies through acquisitions and VAR relationships to optimize the engineering and evaluation efforts and to shorten product time to market. The cancellation by Gemini in April 2000 of its Teaming Agreement has forced the Company to pursue alternative technologies to support the development of components to its BNA, and negotiations in that regard are under way. While certain technologies of interest are important to the Company's products, and essential to the timely implementation of its product line, the Company believes that its planned product line would not be dependent on any one specific technology provider.

CODIS Computer GmbH

In March, 2000, we made a loan to CODIS Computer GmbH ("CODIS"), Munich, Germany, in the amount of $150,000. The loan was due May 29, 2000, but we have extended the due date of the loan to June 30, 2001, in order to continue to work with CODIS, which is a potential European distribution center for our planned products. Our plans are to utilize CODIS as our engineering center in Europe, as well as integration of ESI TAD functionality with the trusted keyboard designed by CODIS for marketing in the United States and Europe. Restructuring of CODIS' current business operations will require further infusions of capital. Also, subsequent to their restructuring, the potential acquisition of CODIS by the Company could prove to be a sound decision, which would be in keeping with our current business plans.

Research and Development Expenditures

         The Company spent $498,447 the past fiscal year on research and development and had no research and development expenditures in 1999.

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

The Need for Business Level Assurances of Protection

The Company's management believes that as more and more businesses come to rely on the Internet as a means of communicating and conducting transactions with suppliers, customers and business partners, the need for secure, trusted network products will become critical. The market analysis in the 1998 Ernst and Young Special Report on Technology in Banking and Financial Services presents technology-spending trends on a global basis. The report focuses on E-Commerce, and the survey findings indicate that global commerce has, in general, recognized the importance of the direct e-commerce channel and exposes the need for critical infrastructure - the, as yet, unsolved problems posed by today's technologies. Of the 100 institutions surveyed in 26 countries most plan to allocate significant resources to develop the information infrastructure required to exploit e-commerce. Management believes that this indicates that the Internet has come of age as a viable channel for business transactions.

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

The Company believes that an "open" Internet means an "exposed" Internet, where the user is not protected. The Gartner Group has also stated "As businesses expose their internal process to customers and suppliers, today's security is being rendered ineffective. Firewalls have reached their limit - taxed by the growing onslaught of invasive applications and aggressively outbound users." As one analyst has suggested, "What do you do when there are no perimeters? If you succeed in making your Web site easier to use, then everybody is an insider."

Gartner further states, "A new model is needed to save companies from security's crippling complexity and to enable increased openness." To do this, Gartner suggests that enterprises "...must adopt tools that add identity and policy to the extranet while delegating control across the business." The Company believes this to mean that the business community must establish liability, accountability and interoperability uniformly across the entire E-Commerce networking environment that is just as reliable as in the pen-and-paper based business world. Further, the Company believes that the BNA will enable these capabilities.

Market Analysis

Based upon market analysis the marketplace for the Company is developing products, services and solutions continues to be extremely robust.

As reported by IDG news "Business to business (B2B) e-commerce will continue its rapid pace of growth, generating $7.29 trillion in sales transactions worldwide in 2004", according to a report published recently by the research firm Gartner Group. Moreover, the B2B market, worth $145 billion in 1999, will make up a full 7 percent of the forecasted $105 trillion in total global sales in four years time, the study said. The business of establishing e-commerce capabilities -- for start up companies and traditional brick and mortar companies -- will itself be a driving factor in the growth of B2B e-commerce, what Gartner Group calls "e-market maker activity."

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

The Ernst & Young survey also indicated that stated growth in e-commerce spending is far out-stripping that of spending for new technologies as a whole. Respondents indicated that in 1998 they allocated twice as much of their technology budgets for e-commerce as they allocated in 1997. New technology budgets are projected to double from 1992 to 2001. Respondents also indicated that by 2001, they plan to expend 14% of their new technology budgets on e-commerce, alone. From this survey, the Company believes, as do the analysts, that during the next five years, there will be allocations of the new technology budgets for developing the information infrastructure for supporting e-commerce that will take precedence over technology upgrades. Respondents in the survey expect to see discretionary funding return to historical levels (around 31%) by the Year 2000. Additionally, revenue growth through e-commerce activities, viz., more content provider services, network service providers, and direct sales channels, continues to be the primary focus of IT discretionary spending and is projected to remain so for the next three to five years.

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

The Company believes analyst's reports, such as this Ernst & Young report, clearly identify network security as a top concern of corporate IT departments. As such, it believes that a comprehensive high assurance network architecture such as its planned BNA would create a greater potential to capture the niche security market share more rapidly when competing with the less comprehensive add-on security products currently available.

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

Financing Activities

         On April 2, 2000, the Company executed a Deed Poll under the laws of Switzerland in favor of the holders of notes issued pursuant thereto (the "Deed Poll"). Upon application of Waltrag A.G., in exchange for a purchase price of $5,000,000, the Company issued to Waltrag, the initial holder ("Waltrag"), $5,000,000 principal amount of its Convertible Notes pursuant to the Deed Poll (the "Notes", such term to include the additional note issued as described below). The Company received payment of the $5,000,000 purchase price for the above Notes on April 4, 2000.

         In connection with the issuance of the Notes, as a commission without payment of additional consideration, Waltrag was also issued an additional Note in the principal amount of $250,000, the terms of which Note are the same as those of the $5,000,000 principal amount of Notes referred to above, and warrants to purchase 550,000 shares of Common Stock of the Company on or before April 2, 2003.

         Pursuant to a Memorandum of Agreement, dated as of December 31, 2000, between Waltrag and the Company, Waltrag, as representative of the noteholders of the entire principal amount outstanding of $5,250,000 of notes issued pursuant to the Deed Poll, on March 5, 2001, has given the Company notice, effective as of December 31, 2000, of its exercise of its right to convert the entire principal amount of such notes outstanding, plus interest accrued thereon through December 31, 2000, into an aggregate of 2,015,000 shares of the Company's common stock. In connection with this conversion, the warrant to purchase 550,000 shares of common stock has been cancelled, and the Company will issue new three-year warrants to Waltrag's nominees to purchase 320,000 shares of ESI common stock at a purchase price of $1.00 per share on or before December 31, 2003. Pursuant to the December 31, 2000, Memorandum of Agreement, Waltrag's nominee, Mr. Jurg Walker, has been elected as an advisory member of the Company's Board of Directors, and will also be proposed as a management nominee for the Board of Directors in the Company's proxy material to be filed with the Securities and Exchange Commission for the Annual Meeting of Stockholders.

         The Company plans to issue shortly the 2,015,000 shares of common stock and warrants to purchase 320,000 shares of common stock registered in the name or names of Waltrag's designees as provided by Waltrag.

Investment Banking Relationship with Global Financial Group

On January 24, 2000, the Company entered into an agreement with Global Financial Group, Inc. ("Global"), Minneapolis, Minnesota, pursuant to which Global was engaged to act as the Company's non-exclusive investment advisor, non-exclusive private placement agent and non-exclusive investment banker. The term of the original agreement was for 12 months, which term was extended on January 23, 2001, for an additional 90-day period expiring April 24, 2001. Under the agreement, for compensation as acting as the Company's investment advisor, Global is to receive a monthly issue of 10,000 warrants at a strike price equal to the closing price on February 24, 2000; the monthly issue of warrants will be limited to a total of 60,000 shares. Global is entitled to one demand registration and "piggyback" registration rights with respect to the shares of common stock issuable upon exercise of the warrants. As of March 30, 2001, the Company had not issued any warrants pursuant to this agreement. With respect to investors introduced to the Company by Global, Global is entitled to a cash transaction fee in the amount of 10% of the amount raised by Global, a 3% non-accountable expense allowance, and placement agent warrants, the terms of which are subject to negotiation but, in any event, at an exercise price no more favorable than given to the investors in such transaction, equal to 10% of the ownership given to any equity raised. As to merger and acquisition transactions, Global is entitled to be compensated at the rate of 5% of the first $2 million in transaction value, 4% of the following $2 million, 3% of the following $2 million, 2% of the following $2 million, and 1% of the balance of the value of the transaction, for transactions introduced by them to the Company. Global is generally entitled under the agreement to reimbursement of documented expenses of up to $2,000 per month; eligibility for reimbursement for expense reimbursements in excess of that monthly amount requires approval by the Company. In addition, on October 25, 2000, the Company entered into an Agency Agreement with Global for a term of 90 days, pursuant to which Global acted as the non-exclusive agent of the Company with respect to the sale on a best efforts basis of $1,500,000 to $5,000,000 principal amount of the Company's 10% Convertible Subordinated Notes; the Agency Agreement provides for Global to receive a 10% cash commission based on the principal amount of Notes so placed. Pursuant to this Agency Agreement, received commissions of $80,750 in 2000.

Employees

         The Company currently has three employees, consisting of one engineer and two executives. The Company plans to hire additional employees, particularly engineers, to assist in the development of its products.

ITEM 2.  PROPERTIES

         The Company's executive headquarters is located Southeast of Boston at 140 Wood Road, Suite 200, Braintree, Massachusetts 02184. The office is leased at a rate of $1,680 per month, initially for a 60-day term commencing May 1, 2000, and renewable on a month-to-month basis thereafter. The Company's engineering and product development division is located at 50 Ragsdale Drive, Suite 150, Monterey, California 93940. The Company has entered into a lease for this facility which has a three year term commencing on September 15, 1999 and expiring on September 14, 2002. The lease provides for a base rent of $5,919 per month. Pursuant to the lease, the Company is also responsible for 21.37% of (1) the operating expenses (estimated at $2,320 per month for the first year and including real property and any public authority taxes), (2) the services and utilities and (3) the Landlord's performance of Tenant Company's Covenants (if applicable). The building is a two-story office building of approximately 4,735 square feet. The Company has closed this office and has sublet these premises to a third party for the balance of the term of the lease and on the same terms and conditions to which the Company is subject under the lease.

ITEM 3.  LEGAL PROCEEDINGS


Securities and Exchange Commission Proceedings

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

         On April 6, 2000, the Commission filed in the U.S. District Court for the Southern District of New York (1) a motion for Temporary Restraining Order, which the Court granted, Order to Show Cause and Orders Granting Other Relief against the Company and Herbert S. Cannon, Defendants; (2) a Verified Complaint against the Company, Herbert S. Cannon and John A. Solomon, Defendants, and Rowen House Ltd. and Montville Ltd., Relief Defendants; and (3) and an Ex Parte Application For Order Freezing Assets, Order To Show Cause Re Preliminary Injunction and Other Relief against the Company, Herbert S. Cannon, Rowen House, Ltd. and Montville, Ltd. The Commission's Verified Complaint alleged securities fraud in violation of the Exchange Act Section 10(b) and Rule 10b-5 promulgated thereunder and requested relief enjoining the Company, Herbert S. Cannon and John A. Solomon from violating the Exchange Act, the aforementioned Section 10(b) and Rule 10b-5; ordering Herbert S. Cannon to account for and disgorge, with interest, all profits he has realized from any sales of the Company's Common Stock, including sales through brokerage firms over which he had any direct or indirect control, including those of relief defendants, Rowen House, Ltd. and Montville, Ltd.; imposing a constructive trust upon any and all proceeds from the Company's Common Stock sales being held in the brokerage accounts of relief defendants Rowen House, Ltd. and Montville, Ltd.; and ordering Herbert S. Cannon and John A. Solomon to pay appropriate civil penalties.

         On October 10, 2000, as a result of negotiation between the Company and the Commission, the Commission requested that the Court enter judgment consistent with the Settlement Agreement reached with Company and the Commission. The Court approved the Settlement Agreement on October 16, 2000, thus settling all matters between the Company and the Commission. The Agreement is without any findings of fact and imposes no sanctions. Pursuant to the Settlement Agreement the Company has committed that it will comply with all securities laws.

         The trial in this case as to Mr. Solomon and Herbert Cannon was held in January, 2001. At trial, Mr. Solomon vigorously defended his position that he did not commit any violations of the Federal securities laws. As of the date of this report, the Court has not yet rendered a decision.

Employment Litigation

         Roger Schell and Richard Lee, former employees of the Company, filed complaints with the Labor Commissioner, State of California, for nonpayment of wages, bonuses, expenses and benefits. Mr. Schell's total claim is $361,172.01, and Mr. Lee's total claim is $285,094.66. The Company filed answers denying any liability to either Mr. Schell or Mr. Lee, and these complaints were dismissed by the Labor Commission on September 5, 2000, for lack of jurisdiction. Mr. Schell and Mr. Lee on September 21, 2000, filed complaints with the Superior Court of the State of California, County of Monterey, for damages for breach of contract, including unpaid salary, lost earnings, stock compensation and other employee benefits; for interest on unpaid salary; for double damages as provided by the California Labor Code; for penalties in the amount of plaintiff's daily rate multiplied by thirty days pursuant to California Labor Code Section 203; for punitive damages; and for reasonable attorneys' fees and costs of the suit. The case has been removed to Federal court, where it is currently pending.

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

Holders

         As of March 15, 2001, the number of holders of record of shares of common stock, excluding the number of beneficial owners whose securities are held in street name, was approximately 96.

Recent Sales of Unregistered Securities

         In the period February, 2000, to February, 2001, the Company sold the following securities without registration of such securities under the Securities Act of 1933. These securities were issued in reliance upon exepmtions from registration provided by Regulation S and on Rule 506 under Regulation D under the Securities Act of 1933.

                                                                                                        Proceeds to
Date              Title and Amount              Underwriter             Purchaser/Recipient             Company

2/2000            217,000 Warrants              None                    Lenders                         Cancellation
                                                                                                        of $217,000
                                                                                                        of debt

3/2000            $250,000                      None                    Private                         $225,000 (6)
                  Convertible Notes (1)                                 Investor


4/2000            $5,250,000                    None                    Offshore                        $5,000,000
                  Convertible Notes (2)                                 Investors


10/2000           100,000 shares of             None                    Overseas                        Valued at
                  common stock                                          Consulting                      $4.00 per
                                                                        Services                        share

10/2000           33,750 shares of              None                    Executive                       Valued at
                  common stock                                          Search                          $1.00 per
                                                                        Services                        share

10/2000           $ 250,000                                             Offshore                        $225,000 (6)
                  Convertible Note (3)          None                    Investor

11/2000           $75,000                       None                    Offshore                        $67,500 (6)
                  Convertible Note (4)                                  Investor

12/2000           $337,500                      None                    Private                         $303,750 (6)
                  Convertible Note (5)                                  Investor

12/2000           $145,000                      None                    Offshore                        $130,500 (6)
                  Convertible Notes                                     Investor

2/2001            120,000 shares of             None                    Former Executive                Valued at
                  Common Stock                                          Officer and Director            $1.00 per
                                                                        Settlement                      share
                                                                        Agreement

- ------------------
(1) $250,000 repaid; accrued interest of $12,500 converted into 3,796 shares of common stock, issued in February, 2001.
(2) Converted, including all accrued interest, effective December 31, 2000, into 2,015,000 shares of common stock to be issued on instructions of Waltrag A.G. In connection with this conversion, the Company will also issue warrants to purchase 320,000 shares of common stock on or before December 31, 2003, at an initial exercise price of $1.00 per share.
(3) Converted, including all accrued interest, into 76,023 shares of common stock, issued in October, 2000.
(4) Converted, including all accrued interest, into 22,223 shares of common stock, issued in December, 2000.
(5) Converted, including all accrued interest, into 100,000 shares of common stock, issued in February, 2001.
(6) In connection with these transactions, Global Securities was paid a ten percent cash commission as placement agent. See "Description of Business--Investment Banking Relationship with Global Financial Group".

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

Warrant Agreement for 1998 Warrants

On September 19, 2000, the Company entered into a Warrant Agreement covering the 1,800,000 outstanding warrants sold by the Company in 1998 with American Stock Transfer & Trust Company, as Warrant Agent. The Warrants expire July 20, 2003, and each warrant entitles the holder thereof to purchase one share of common stock at an initial exercise price of $2.00 per share (the number of warrants was adjusted from 1,200,000 to 1,800,000, and the exercise price per share was adjusted from $3.00 to $2.00 per share, to reflect the June 1999 stock dividend).

ITEM 6.  PLAN OF OPERATION

         The Company has had no revenues in all of fiscal years 2000 and 1999. The Company has incurred significant operating losses in each of these fiscal years. Under these conditions, the Company's cash reserves of $2.0 million at December 31, 2000 may be sufficient to sustain the Company through 10 to 12 months, unless additional funds are raised. The Company anticipates the need for up to $7 to 10 million in additional capital in 2001 and 2002 to permit it to develop and market its proposed products discussed under "Description of Business" and is actively engaged in pursuing possible sources. The Company plans to commence marketing its products in 2001; however, it is expected that additional capital will be required in 2001, as well as 2002, until revenues from product sales are adequate to cover administrative, operational and product development costs. There is, of course, no assurance that the Company's revenue stream will be sufficient at any time in the future to result in profitable operations for the Company.

In 2000, the Company's research and development activities were directed at completing development of its first products as delineated in the "Description of Business"; the Company expects that in 2001 and 2002, such activities will be concentrated on developing the other planned products discussed under "Description of Business".

The Company does not plan any significant capital expenditures for infrastructure or equipment, but plans to add 16 engineers, 6 marketing and 4 administrative personnel in the period 2001 to 2002.

Overall expenses increased $3,105,238 in the year ended December 31, 2000, or 207%, from the $1,503,535 experienced in 1999. Professional fees, consultants and directors fees of $2,310,498 in 2000 were $1,922,759 more than the $387,739 incurred in 1999. The significant increase is primarily due to increased legal fees of $544,912 associated with the Company's defense of itself and its president in the legal proceedings more fully described under Item 3, and $1,378,111 in consulting fees for associated business development activities and preliminary marketing efforts. Research and development (R&D) expenses in 2000 allocable primarily to development of the Company's planned products for 2001 were $498,447 compared with none in the prior year. Travel and promotion of $345,133 in 2000 was $257,464 more than the $87,669 incurred in 1999, reflecting substantially more travel for discussions with potential business partners. Compensation of $770,779 in the year 2000 was up $648,424 over the $122,355 in 1999, reflecting the hiring of full-time management at competitive market salaries and benefits. Interest expense in 2000 of $408,454 included $403,210 on convertible notes and $5,243 on demand loans. Of this total, $5,243 was paid in cash with the balance together with the principal amounts of the convertible notes and demand loans was converted into shares of the Company's common stock.

ITEM 7.  FINANCIAL STATEMENTS

Financial statements of the Company meeting the requirements of Regulation S-B are filed on the succeeding pages as listed below:

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               For The Years Ended
                           December 31, 2000 And 1999
                               And For The Period
                              From January 1, 1998
                              To December 31, 2000

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                TABLE OF CONTENTS

                                                                        PAGE NO.

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT                           16

FINANCIAL STATEMENTS

        Balance Sheets                                                     17

        Statements of Operations                                           18

        Statements of Cash Flows                                           19

        Statements of Shareholders' Equity                                 20

        Notes to the Financial Statements                               21-26

                     [LETTERHEAD OF VAN BUREN & HAUKE, LLC]


                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

To the Shareholders of
Enterprises Solutions, Inc.

We have audited the accompanying balance sheets of Enterprises Solutions, Inc., (A Development Stage Company) as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2000 and for the period from January 1, 1998 to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enterprises Solutions, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended and for the period from January 1, 1998 to December 31, 2000 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Enterprises Solutions, Inc. will continue as a going concern. As discussed in
Note 3 to the financial statements, the Company has no revenues of a continuing nature, has suffered recurring losses from operations and depends on outside sources for its working capital. This condition raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                    /s/ Van Buren & Hauke, LLC
                                                    Certified Public Accountants


New York, NY
March 27, 2001

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                                                        December 31,
                                                                ----------------------------
                                                                    2000            1999
                                                                ------------    ------------
                                 Assets
Current assets
Cash and equivalents                                            $  2,039,690    $     31,581
    Loan receivable                                                  150,000            --
    Officer advance                                                   25,000            --
    Interest receivable                                               12,230            --
                                                                ------------    ------------
Total current assets                                               2,226,920          31,581
                                                                ------------    ------------
    Office equipment and furniture, net of
          accumulated depreciation of $17,897 in 2000                 89,521            --
    Officers loans                                                   757,500            --
                                                                ------------    ------------

Total assets                                                    $  3,073,941    $     31,581
                                                                ============    ============

                     Liabilities and Shareholders' Equity

Current liabilities
    Accounts payable and accrued expenses                       $     35,604    $    246,510
    Commissions payable                                         $    500,000    $       --
    Convertible loan payable                                         145,000            --
    Demand loans payable                                                --           256,250
                                                                ------------    ------------
        Total current liabilities                                    680,604         502,760
                                                                ------------    ------------

Commitments and contingencies

Shareholders' equity
    Preferred stock; $0.001 par value; 5,000,000 shares
    authorized; -0- and 148,500 shares issued and outstanding
    at December 31, 2000 and 1999, respectively                         --               148
    Common stock; $0.001 par value; 100,000,000 shares
    authorized; 8,121,574 and 4,309,954 shares issued and
    outstanding at December 31, 2000 and 1999, respectively            8,122           4,310
    Additional paid-in capital                                    10,141,262       2,786,646
    Retained (deficit)                                            (1,633,509)     (1,633,509)
    (Deficit) accumulated during the development stage            (6,122,538)     (1,628,774)
                                                                ------------    ------------
Total shareholders'  equity                                        2,393,337        (471,179)
                                                                ------------    ------------

Total liabilities and shareholders' equity                      $  3,073,941    $     31,581
                                                                ============    ============


                            See accompanying notes.

                           ENTERPRISES SOLUTIONS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
          AND FOR THE PERIOD FROM JANUARY 1, 1998 TO DECEMBER 31, 2000

                                                          Years Ended
                                                          December 31,          For the Period From
                                                  --------------------------     January 1, 1998 To
                                                      2000           1999        December 31, 2000
                                                  -----------    -----------    --------------------
Revenue                                           $        --    $        --    $                 --
                                                  -----------    -----------    --------------------

Costs and Expenses:
   Bad debt expense                                    25,000        727,617                 752,617
   Compensation                                       770,779        122,355                 893,134
   Professional, consultants and directors fees     2,310,498        387,739               2,715,058
   Rent                                                29,991         46,664                  76,655
   Insurance                                           36,193         31,144                  67,337
   Telephone                                           54,742         10,374                  65,116
   Office expenses                                     53,814         30,450                  89,288
   Relocation expenses                                     --         48,474                  48,474
   Stock transfer and related expenses                 66,450         11,049                  81,221
   Abandonment of licensing agreement                      --             --                 100,000
   Travel and promotion                               345,133         87,669                 432,802
   Research and development                           489,822             --                 489,822
   Interest                                           408,454             --                 408,454
   Depreciation                                        17,897             --                  17,897
                                                  -----------    -----------    --------------------

Total Costs and Expenses                            4,608,773      1,503,535               6,237,875
                                                  -----------    -----------    --------------------

Operating (Loss)                                   (4,608,773)    (1,503,535)             (6,237,875)
   Interest income                                    115,009             --                 115,337
                                                  -----------    -----------    --------------------

Net (Loss)                                        $(4,493,764)   $(1,503,535)   $         (6,122,538)
                                                  ===========    ===========    ====================

Net (Loss) per common shares                      $     (1.04)   $     (0.40)                    N/A
                                                  ===========    ===========    ====================

Weighted average common shares                      4,324,022      3,714,010                     N/A
                                                  ===========    ===========    ====================


                            See accompanying notes.

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
          AND FOR THE PERIOD FROM JANUARY 1, 1998 TO DECEMBER 31, 2000

                                                                 Years Ended
                                                                 December 31,          For the Period From
                                                         --------------------------     January 1, 1998 To
                                                             2000           1999        December 31, 2000
                                                         -----------    -----------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                               $(4,493,764)   $(1,503,535)   $         (6,122,538)
Adjustments to reconcile net (loss) to net cash (used)
by operating activities
   Bad debts                                                  25,000        739,422                 764,422
   Depreciation                                               17,897             --                  17,897
   Accrued interest income                                   (12,230)            --                 (12,230)
   Stock issued for services                               1,495,249             --               1,495,249
   Interest expense                                          402,606             --                 402,606
   (Decrease) increase in:                                                                               --
      Accounts payable and accrued expenses                 (210,906)       246,510                  35,424
      Commissions payable                                    500,000             --                 500,000
                                                         -----------    -----------    --------------------

NET CASH (USED) BY OPERATING ACTIVITIES                   (2,276,148)      (517,603)             (2,919,170)
                                                         -----------    -----------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase office equipment and furniture                  (107,418)            --                (107,418)
   Officers' loans                                          (757,500)      (614,242)             (1,371,742)
   Loans and advances                                       (150,000)            --                (275,000)
   Officer advance                                           (25,000)            --                 (25,000)
                                                         -----------    -----------    --------------------

NET CASH (USED) BY INVESTING ACTIVITIES                   (1,039,918)      (614,242)             (1,779,160)
                                                         -----------    -----------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Demand loan proceeds                                      323,225        349,250                 683,975
   Demand loan repayments                                   (225,800)            --                (225,800)
   Proceeds from issuance of shares of common stock               --        802,500               1,048,500
   Proceeds from issuance of shares of preferred stock            --         48,500                 148,500
   Proceeds from convertible notes                         6,057,500             --               6,057,500
   Repay convertible notes                                  (250,000)       (93,000)               (343,000)
   Subscription receivable                                        --         50,000                      --
   Underwriting expenses                                    (580,750)       (32,618)               (633,133)
                                                         -----------    -----------    --------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  5,324,175      1,124,632               6,736,542
                                                         -----------    -----------    --------------------

Net increase (decrease) in cash                            2,008,109         (7,213)              2,038,212

Cash and equivalents at beginning of year                     31,581         38,794                    1478
                                                         -----------    -----------    --------------------

Cash and equivalents at end of year                      $ 2,039,690    $    31,581    $          2,039,690
                                                         ===========    ===========    ====================


                            See accompanying notes.

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                  Common Stock       Preferred Stock      Additional                      Total
                                               -----------------    -----------------      Paid-In       Retained      Shareholders'
                                                 Shares    Amount    Shares    Amount      Capital       (Deficit)       Equity
                                               ---------   ------   --------   ------    ------------    -----------    -----------
Balance, January 1, 1998                         317,340   $  318         --    $  --    $    859,772    $(1,633,509)   $  (773,419)

1998 Activity:
     Preferred shares issued                          --       --    100,000      100          99,900             --             --

     Common shares issued                      2,084,000    2,084         --       --         243,916             --             --

     Common shares issued in stock split       1,042,000    1,042         --       --          (1,042)            --             --

     Capitalize shareholder loans
     and accrued payables                             --       --         --       --         786,397             --             --

     (Less) underwriting expenses                     --       --         --       --         (19,765)            --             --

     (Less) subscription receivable                   --       --         --       --         (50,000)            --             --

     Net (loss)                                       --       --         --       --              --       (125,239)      (125,239)
                                               ---------   ------   --------    -----    ------------    -----------    -----------

Balance, December 31, 1998                     3,443,340   $3,444    100,000    $ 100    $  1,919,178    $(1,758,748)   $   163,974

1999 Activity:
     Preferred shares issued                          --       --     48,500       48          48,452             --         48,500

     Common shares issued                        326,000      326         --       --         802,174             --        802,500

     Common shares issued in stock split          90,603       90         --       --             (90)            --             --

     Common shares issued in cashless
     warrant exercise                            450,011      450         --       --            (450)            --             --

     Subscription receivable-paid                     --       --         --       --          50,000             --         50,000

     (Less) costs of raising capital                  --       --         --       --         (32,618)            --        (32,618)

     Net (loss)                                       --       --         --       --              --     (1,503,535)    (1,503,535)
                                               ---------   ------   --------    -----    ------------    -----------    -----------

Balance, December 31, 1999                     4,309,954   $4,310    148,500    $ 148    $  2,786,646    $(3,262,283)   $  (471,179)
                                               ---------   ------   --------    -----    ------------    -----------    -----------

     Cancel preferred stock                           --       --   (148,500)    (148)            148             --             --

     Stock issued for services                 1,180,250    1,180         --       --       1,494,069             --      1,495,249

     Debt Conversions                          2,631,370    2,632         --       --       6,691,149             --      6,693,781

     (Less) costs of raising capital                  --       --         --       --        (830,750)            --       (830,750)

     Net (Loss)                                       --       --         --       --              --     (4,493,764)    (4,493,764)
                                               ---------   ------   --------    -----    ------------    -----------    -----------

Balance, December 31, 2000                     8,121,574   $8,122         --    $  --    $ 10,141,262    $(7,756,047)   $ 2,393,337
                                               =========   ======   ========    =====    ============    ===========    ===========


                            See accompanying notes.

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


1.       GENERAL

         Enterprises Solutions, Inc. (ESI) (Company), a Nevada Corporation, plans to provide both government and commercial enterprises with high assurance security technology.

         The Company is in the development stage and currently has no revenue of a continuing nature. It is management's plan to develop and provide high assurance security computer networks and related products and services.

         During 2000, the Company wrote off its investment ($1,191,895) in its wholly-owned subsidiary, which in past years had been fully consolidated with the Company. The accompanying financial statements are those of the Company alone for all years presented. The Company has accounted for the write-off as if it had occurred in the earliest year presented.

         In March 1999, the Company amended its certificate of incorporation to change its name from American Casinos International, Inc. (ACII) to Enterprises Solutions, Inc. (ESI), to alter the authorized number of common shares to 25,000,000 shares, par value $0.001, and to authorize 5,000,000 preferred shares, par value $0.001, with the Board of Directors authorized to determine, among others, the series, etc. In August 2000, the Company amended its certificate of incorporation to increase the authorized number of common shares to 100,000,000, par value $0.001. These changes were made retroactively in these financial statements.

         In June 1999, the Company declared a 50% common stock split which totaled 1,238,383 common shares. This adjustment was reported in these financial statements as if it had occurred in the earliest date presented.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Method of Accounting

         Assets, liabilities, revenues and expenses are recognized on the accrual method of accounting for financial statement presentation and for federal income tax purposes. The Company's year-end is December 31.

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

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

         Cash Equivalents

         The Company considers cash in operating bank accounts, demand deposits and highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

         Loan Receivable

         The Company provided a foreign entity with $150,000 in loans at 6% interest, due June 30, 2001. At December 31, 2000, accrued interest is $6,452.

         Officers Loans

         During 2000, the Company advanced $750,000 to its president and $7,500 to its treasurer. The loans bear simple interest at the rate of 7% per year, with interest payable on a monthly basis. The president's loan is repayable no later then May 31, 2010 and the treasurer's no later then October 17, 2002. Accrued interest on the loans through December 31, 2000 is $5,778.

         Office Equipment And Furniture

         Office equipment and furniture is depreciated on the straight-line basis over 36 months. Of the total year 2000 depreciation expense, $8,625 is allocated to the Company's research and development activities and has been included in total year depreciation of $17,897.

         Convertible Notes And Demand Loans

         During 2000, the Company raised $6,380,725 from the issuance of convertible notes ($6,057,500) and demand loans ($323,225).

         In April 2000, the Company received $5,000,000 from a convertible note, bearing interest at 10%. In connection with the financing, the agent received a note in the amount of $250,000 for fees associated with raising capital, which was charged to additional paid-in capital as an incremental cost of raising capital. The total of these notes plus the accrued interest of $389,794 was converted into 2,015,000 shares of the Company's common stock effective December 2000. In connection with this conversion, the Company issued to the convertible note holders warrants to purchase 320,000 shares of the Company's common stock at a purchase price of $1.00 per share on or before December 31, 2003.

         Primarily, in the fourth quarter of 2000, the Company received $1,057,500 from the issuance of 10% promissory notes convertible (note) into common shares of the Company at the rate of approximately $3.37 per share. Through December 31, 2000, $250,000 of notes were repaid and $662,500 of principal together with $12,812 of interest, or $675,812, was converted into 202,042 shares of the Company's common stock. At

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

         December 31, 2000 there is one note for $145,000 outstanding, which is due March 12, 2001. The note, including accrued interest, is expected to be converted into shares of the Company's common stock.

         During the year 2000, the Company received $323,225 from demand loans, repaid $225,800 of such loans and converted the balance of $378,673 (including $281,248 of demand loans outstanding at December 31, 1999) into 414,328 common shares of the Company. During 1999, the Company borrowed $349,250, repaying $93,000 in the same period.

         In raising the $6,057,500 from convertible notes, the Company incurred incremental fees/commissions of $830,750, comprised of cash payments of $80,750, stock valued at $250,000 and commissions payable of $500,000. These amounts have been charged to additional paid-in capital.

         Research And Development Expenses

         Research and development expenses, consisting primarily of rent ($125,585), salaries, wages and taxes ($341,597), and other costs ($22,640), are incurred to blend currently available technologies into new and novel solutions. Depreciation expense of $8,625 associated with these activities has been included with other depreciation in the 2000 Statements of Operations.

         Income Taxes

         At December 31, 2000, the Company has a current net operating loss, and, therefore a provision for income taxes has not been provided. At December 31, 2000 the Company has net operating loss carry forwards of approximately $8.1 million available to offset future taxable income, which if unused, expire through 2020.

         The Company's loss carry forwards give rise to a deferred tax benefit, which has been fully offset by valuation allowance due to uncertainties as to whether the results of future operations will enable the Company to realize the tax benefits arising from these loss carry forwards.

         Net (Loss) Per Common Share

         Net (loss) per common share has been computed by dividing the net
         (loss) by the weighted average number of common shares outstanding during the period.

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

3.       GOING CONCERN

         Currently, the Company has no revenues of a continuing nature, has suffered recurring losses from operations and depends on outside sources for its working capital. Management is planning to raise equity to pursue its intended plan of operations. No assurance can be had that the Company will be successful in raising additional funds or that any funding will be sufficient. The Company has limited resources. This condition raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.       SHAREHOLDERS' EQUITY

         During 2000, the Company issued 1,180,250 shares of its common stock as compensation and for services. The Company's president received 425,000 shares under his employment contract and 50,000 shares for services as a Company director; the Company's treasurer received 24,000 shares under his employment contract and 20,000 shares for services as a director; the Company's former president received 120,000 shares for past services; a director received 20,000 shares for services as a director; the Company's legal counsel received 100,000 shares for legal fees; other consultants received 303,750 shares for services; a finders fee was paid worth 100,000 shares; and, 17,500 shares were issued for other services. All shares were issued at either $1 or $4 per share, which approximates fair value in management's estimation.

         In 1999, the company issued 416,603 common shares (adjusted for the stock split in June 1999), raising $802,500. In connection with certain of these issuances, warrants were issued to purchase 1,225,000 shares of common stock at $2.50 per common share, with and expiration date of September 6, 2000. These warrants provided the investors with a cashless exercise option where a reduced number of common shares could be purchased with no additional cash payment. All of these warrants were exercised, during 1999. In accordance with the cashless exercise option, 811,680 shares of common stock were issued with no additional proceeds being received by the Company.

         At December 31, 1999, the Company had 1,800,000 warrants outstanding to purchase an equal number of the Company's common shares, exercisable at $2.00 per share. These warrants expire July 2003 and as of December 31, 2000 none had been exercised. During 2000, the Company issued 537,000 warrants, exercisable at $1.00 per share (320,000 warrants, to be issued effective December 31, 2000) and $1.67 per share (217,000 warrants), to purchase an equal number of the Company's common stock through December 31, 2003 and September 6, 2001, respectively. At December 31, 2000 none of these warrants had been exercised.

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

         For financial statement purposes, the Company considers options and common shares to be effectively outstanding from the date of its obligation or intent to issue such options or shares.

5.       STOCK AND OPTION PLANS

         The Company accounts for compensatory stock option plans under APB Opinion No. 25, under which no compensation expense has been recognized, as options have been granted with an exercise price equal to the market value of the Company's stock at the date of grant. The fair value of the options is estimated to equal the market value of the Company's common stock.

         In 2000, the Company's pro forma net (loss) would increase by additional compensation expense of approximately $406,000 or $0.09 per share.

         2000 Restricted Stock Option Plan

         The Company's Board of Directors on August 7, 2000 approved the Company's 2000 Restricted Stock Plan (Plan), which reserves 1,000,000 shares of the Company's common stock for issuance as compensation for services rendered or to be rendered to the Company in accordance with the Plan's provisions. During 2000, the Company issued 926,500 shares under the Plan, leaving 73,500 shares for the future. The Company received no proceeds from the issuances and valued them at approximately $1.00 per share.

         Board of Directors Option Plan

         The Company grants stock options for a fixed number of shares to members of the Board of Directors with an exercise price equal to the fair market value of the shares at the date of grant. The options are to expire two years after the resignation of a Director who has served in that capacity at least one year, unless otherwise modified by an action of a majority of the Board of Directors. At December 31, 1999, there were 47,500 options outstanding, exercisable at per share amounts of $0.667 (22,500 options), $5.67 (15,000 options) and $7.50 (10,000 options). In 2000, the Company issued 125,000 options, exercisable at $6.25 per share. These options are for a term of three years. As of December 31, 2000, none of these options have been exercised.

         Other Option Issuances

         During 2000, the Company's Board of Directors authorized the issuance of 160,000 options to purchase an equal number of the Company's common shares. The Company received no proceeds from the issuances, which expire in approximately 3 years. The options are exercisable from $3.50 to $7.50 per share.

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

6.       SUPPLEMENTAL CASH FLOW ITEMS

         During the year 2000, the Company paid interest of $5,243.

         During 2000, the Company converted convertible notes of $6,315,106 and demand loans of $378,673 into 2,217,042 shares and 414,328 shares, respectively, of the Company's common stock.

         During 1998, the Company capitalized shareholder loans and accrued payables by increasing additional paid-in capital $786,397.

7.       COMMITMENTS AND CONTINGENCIES

         Leases

         The Company leases facilities and equipment in both Massachusetts and California. The term of these agreements varies from a month-to-month basis to a three-year term. The facilities in Massachusetts are leased on a month-to-month basis, with a monthly rental cost of $1,680. The facilities in California are leased for a 36-month term, expiring in September 2002, with a base monthly rental cost of $5,919. The Company is responsible for annual operating expenses, services and utilities.

         The minimum lease payments under the long-term lease is as follows:

                    Calendar Year                  Amount
                    -------------                  ------
                        2001                      $71,028
                        2001                       71,028
                        2002                       53,271

         Legal Proceedings

         The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position of the Company.

         Employment Agreements

         The Company has employment agreements with its 3 employees for periods up to 5 years. In accordance with certain provisions, the Company has agreed to issue to its President sufficient common stock to maintain his interest in the Company at 9% and to pay him a bonus of no less than 7% of net before tax profits of the Company. In the event of a change in control, as defined in the agreements, the Company would be required to make payments equal to the unpaid portion of salaries. Annual salaries payable to the Company's president, treasurer and other employee equal $500,000, $83,500 and $120,000, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The Officers and Directors of the Company are as follows:

Name                           Age       Title
- ----                           ---       -----
John A. Solomon                51        President and C.E.O*

Alfred T. Saker                52        Treasurer and Secretary*

Charles E. Bobbish             52        Director

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

         Mr. Jurg Walker, representing Waltrag A.G., has been elected as an advisory member of the Board of Directors. See "Description of Business--Offshore Financing. Mr. Walker is a leading portfolio manager in Europe and an internationally recognized Swiss investor. He resides in Switzerland and has over 25 years experience in the Swiss banking industry. Formerly senior-vice president of an internationally recognized private bank in Zurich, Mr. Walker left several years ago to form his own portfolio management company. He is also a boardmember of Quadtel und Lafayette. With his extensive experience and qualifications Mr. Walker recently gained membership to the exclusive Swiss Portfolio Management Association and the Swiss Association of Quality Insurance in the Banking Sector.


Promoter and Former Control Person

         In recent years, Herbert S. Cannon acted as a general business consultant to management pursuant to consulting agreements dated July 1, 1998, and January 7, 2000. As a consultant, Mr. Cannon performed a significant management role for the Company primarily with respect to raising capital for the Company and in interviewing and selecting management candidates, including Wayne B. Kight, the former CEO and President, and John A. Solomon, the current CEO and President. Mr. Cannon's consulting agreement entitled him to the payment of $3,000 per month and under both agreements provision is made for a total award of 300,000 shares of common stock in exchange for his services. The Company is evaluating its obligation to issue these shares to Mr. Cannon.
In 1998, WorldNet Communications, Inc., which the Company believes is owned by Herbert S. Cannon, purchased warrants to purchase 150,000 shares of common stock. See "Security Ownership of Certain Beneficial Owners and Management." Since January 1, 1999, the Company has paid Mr. Cannon approximately $111,257 in consulting fees, expense reimbursements and other compensation (including a $16,000 reimbursement for a loan made by Mr. Cannon on behalf of the Company to Infotex Holdings, Ltd. and including certain expenses incurred by the Company's Monterey, California, office that Mr. Cannon paid for with his personal credit card). The Company may have made other payments to entities controlled by Herbert S. Cannon. Mr. Cannon may be deemed a "promoter" and/or a "controlling person" of the Company, as those terms are defined under the Securities Act of 1933 and the Securities Exchange Act of 1934. John A. Solomon, the Company's Chief Executive Officer, upon authorization of the Board of Directors, terminated Mr. Cannon's consulting arrangement effective March 20, 2000.

         Mr. Cannon also acted as a general business consultant to Infotex Holdings, Ltd., which the Company agreed to acquire in March 1999. In July 1999, the Company cancelled its agreement to acquire Infotex. In August 1999, certain investors in Infotex were afforded the opportunity to participate in a private placement of the Company's common stock at a low per share price. At a meeting held on October 12, 2000, the Board of Directors of the Company made the determination that the consideration received by the Company with respect to 934,180 shares of common stock issued in this private placement of units of common stock and warrants was inadequate, based on the market price for the common stock and other private sales made by the Company in that time period. The Board of Directors determined that the Company should consult with counsel as to the proper procedures under Nevada law and other applicable Federal and state laws to cancel these shares and to refund the purchase price therefor, with interest, to the purchasers thereof.

         In addition, in a lawsuit described elsewhere (see "Legal Proceedings"), the Securities and Exchange Commission has alleged, among other things, that Mr. Cannon, through several offshore entities, is a beneficial owner of more than 5% of the Company's outstanding common stock. That issue was litigated in court between the Commission and Mr. Cannon in January, 2001, and the Court has not yet issued a decision. In August, 1987, the Securities and Exchange Commission issued an order barring Mr. Cannon from the securities industry. In 1988 and again in 1993, in separate civil cases brought by the Commission, federal courts entered final judgments enjoining Mr. Cannon from violating certain provisions of the federal securities laws. In addition, in 1985, Mr. Cannon pleaded guilty to a charge of conspiracy to defraud the United States in the collection of income taxes. In 1987, a New York state court found Mr. Cannon guilty under that state's larcency statute while handling funds from a chartered bank. He also pleaded guilty in that proceeding to two misdemeanor counts of failure to file state tax returns. In 1988, Mr. Cannon pleaded guilty to one count of conspiracy to defraud the federal government. In 1994, he was sentenced by the U.S. District Court, Newark, New Jersey, to five years probation, and was ordered to pay $10,000 in court costs and engage in 500 hours of community service, for participation in a transaction which involved the sale of fraudulent coal mine tax shelters to investors where the West Virginia coal mines at issue did not engage in actual mining operations.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table shows the name of each officer or director of the Company, or beneficial owner of more than ten percent of the Company's outstanding Common Stock, that during its past fiscal year that failed to file on a timely basis any report or reports required by Section 16(a) of the Securities Exchange Act of 1934, the number of late reports for each such person and the number of transactions not reported on a timely basis:

                                                                          No. of Transactions Not
Name                       Position             No. of Late Reports       Reported on a Timely Basis

John A. Solomon            President and                2                            1
                           Chief Executive
                           Officer

Alfred T. Saker            Treasurer, Secretary         1
                           and Director

Charles E. Bobbish         Director                     1


Nina L Cannon              Former Director              5                            5
                           and Secretary

Wayne Kight                Former Director              4                            1
                           and President

Jeffrey G. Moritz          Former Director              1

Kenneth A. Martin          Former Secretary             1

ITEM 10. EXECUTIVE COMPENSATION

Summary  Compensation  Table
- ----------------------------
                                                          Long-Term Compensation

          Annual  Compensation                              Awards                  Payouts
- -----------------------------------------------     ----------------------     ------------------
(a)             (b)       (c)       (d)      (e)       (f)          (g)           (h)     (i)
Name                                        Other   Restricted   Securities
and                                         Annual  Stock        Underlying    LTIP     All Other
Principal       Year    Salary     Bonus    Comp.   Awards(1)    Options/      Payouts  Comp.
Position                  ($)       ($)      ($)       ($)       SARs(#)        ($)      ($)
- --------------  ----   --------    -----    ------  ----------   ----------    -------  ---------

John A.         1999     50,000                  -
Solomon         2000    100,000   10,000   10,370(1)  475,000      100,000
President
& CEO(1)

Alfred T.       2000     55,667   33,833          -    44,000
Saker
Treasurer

- --------------
(1) Automobile expenses in 2000 paid by the Company as provided by Mr. Solomon's employment agreement totaled $5,370. Premiums paid by the Company in 2000 on a term life insurance policy on Mr. Solomon's life, with a death benefit of $3,000,000 payable to Mr. Solomon's family, totaled $5,000.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                Individual Grants
- -------------------------------------------------------------------------------
(a)              (b)               (c)              (d)             (e)
                 Number  of        %  of
                 Securities        Total
                 Under-            Options/
                 Lying             SAR's
                 Options/          Granted to        Exercise
                 SAR's             Employees         or Base
                 Granted           in Fiscal         Price          Expiration
   Name          (#)               Year              ($/Sh)         Date
- -------------   ------------      -----------        ---------      ----------------
John A. Solomon   100,000             63%             $6.25          3/19/2003


We have one Restricted Stock Plan. See "2000 Restricted Stock Plan" below.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

         (a)                  (b)               (c)               (d)                 (e)
                                                              Number of
                                                              Securities           Value of
                                                              Underlying           Unexercised
                                                              Unexercised          In-the-Money
                                                              Options/SARs at      Options/SARs at
                                                              FY-End(#)            FY-End ($)
                       Shares Acquired                        Exercisable/         Exercisable/
     Name              on Exercise (#)     Value Realized     Unexercisable        Unexercisable
- --------------------------------------------------------------------------------------------------


John A. Solomon                                                  100,000                N.A.



LONG-TERM INCENTIVE PLAN AWARDS

The Company has no Long-term Incentive Plan Awards currently in effect.

STOCK AND OPTION COMPENSATION OF OFFICERS AND DIRECTORS

         The Company has authorized the issuance to John A. Solomon of 425,000 shares of Common Stock at a nominal price pursuant to Mr. Solomon's Employment Agreement with the Company, which agreement was replaced by a new agreement effective January 10, 2001 (see "Employment Contracts"). At the Board of Directors meeting held on March 20, 2000, the Board authorized the issuance to Mr. Solomon of options to purchase 100,000 shares of Common Stock at a price of $6.25 per share.

         Mr. Wayne B. Kight, a former Director and Executive Vice President of the Company, purchased 10,000 shares at $.05 per share (adjusted to 15,000 shares by reason of the stock split in June 1999) in June, 1998. At the Board of Directors meeting held on July 30, 1998, the Board authorized the issuance to Mr. Kight of options to purchase 22,500 shares of Common Stock at a price of $.67 per share and, as of July 30, 1999, options to purchase 15,000 shares of Common Stock at $5.67 per share (both options being adjusted for the June 1999 stock split). At the Board of Directors meeting held on September 1, 1999, the Board authorized the issuance to Mr. Kight of options to purchase 10,000 shares of Common Stock at an exercise price of $7.50 per share. The Company has authorized the issuance to Mr. Kight of 40,000 shares of Common Stock (and a balance owing of 80,000 shares) at a nominal price pursuant to Mr. Kight's Employment Agreement with the Company. At the Board of Directors meeting held on March 20, 2000, the Board authorized the issuance to Mr. Kight of options to purchase 25,000 shares of Common Stock at a price of $6.25 per share. In exchange for cancellation of Mr. Kight's options, the Company issued on February 13, 2000, 120,000 shares of Common Stock to Mr. Kight.

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

         On December 29, 2000, the Board of Directors of the Company waived the condition precedent (receipt by the Company of $10,000,000 of funding) under Mr. Solomon's employment agreement to the increase of his salary from $200,000 per annum to $500,000 per annum with a concurrent additional stock issuance of 275,000 shares of common stock. Effective January 10, 2001, the Board approved a new five-year employment agreement for Mr. Solomon. See "Executive Compensation--Employment Contracts." At the December 29, 2000 meeting, the Board authorized the issuance of the following shares of common stock to officers and directors under the Company's 2000 Restricted Stock Plan:

         Name                               Number of Shares                    Per Share Valuation
         ----                               ----------------                    -------------------

John A. Solomon                             275,000*                                    $1.00
                                            150,000*
                                             50,000                                     $1.00

Alfred T. Saker                              24,000*                                    $1.00
                                             20,000                                     $1.00

Charles E. Bobbish                           20,000                                     $1.00

- --------------------
* Issued pursuant to Mr. Solomon's and Mr. Saker's Employment Agreements. The other share issuances shown were for services of the individual as a director.


EMPLOYMENT CONTRACTS

The Company has, effective January 10, 2001, entered into a new five-year employment agreement with John A. Solomon, which agreement replaced an agreement previously in effect. The Agreement provides for Mr. Solomon's employment as the President and Chief Executive officer of the Company at an annual salary of $500,000. The agreement provides for bonuses as determined by the Board of Directors at the sole discretion of the Board, but not less than 7% of the Net Before Tax corporate profits in each year of employment. Under the agreement, Mr. Solomon is entitled to borrow $1,250,000 from the Company, of which amount, as of December 31, 2000, $750,000 had been borrowed under Mr. Solomon's prior employment agreement. All loans are repayable within 10 years of the first loan being taken out, and with the Company's stock as collateral in value at least equal to 125% of the loan amount, the amount of stock to be held as collateral to be adjusted monthly based on the price for the stock in the market. On June 2, 2000, Mr. Solomon borrowed $650,000 under the similar provision in the prior employment agreement, and in the period August through December, 2000, borrowed an additional $100,000 thereunder. The Company has issued to Mr. Solomon 425,000 shares of common stock under the Company's 2000 Restricted Stock Plan pursuant to the prior employment agreement and, under the new employment agreement, is required to issue to Mr. Solomon such number of shares of the Company's common stock so that Mr. Solomon's stock ownership remains equal to nine percent of the Company's outstanding common stock.

The Company has entered into an employment agreement, and an addendum thereto entered into as of January 1, 2001, with Alfred T. Saker, providing for Mr. Saker's employment for a period of five years from May 1, 2000, to April 30, 2005, at an annual salary of $83,500. The agreement provides for the issuance of 24,000 shares of common stock to Mr. Saker at a nominal cost, which shares were issued on February 13, 2001.

The employment contracts for both Mr. Solomon and Mr. Saker provide for payment of the balance of compensation owed under the contract in the event of a "change in control" of the Company, as defined.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 30, 2001, information concerning the beneficial ownership of the common stock of the Company by (i) each person who is known by the Company to own beneficially more than 5% of the Company's common stock, (ii) each director of the Company, and (iii) all directors and executive officers of the Company as a group. See "Item 10. Executive Compensation -- Stock and Option Compensation of Officers and Directors" for information as to stock and options authorized to be issued to directors and officers.

                                                                        Approx.
              Name and Address of            Amount and Nature           % of
              Beneficial Owner(4)(5)           Of Ownership              Class
              --------------------           -----------------          -------
John A. Solomon(1)                               475,000                  7.8%

Alfred T. Saker(2)                                44,000

Charles E. Bobbish(3)                             20,000

All directors and officers as a group            539,000                  8.8%



(1) The address for Mr. Solomon is c/o the Company at 140 Wood Road, Braintree, Massachusetts 02184.

(2) The address for Mr. Saker is 23 Welch Road, South Easton, Massachusetts
    02375

(3) The address for Mr. Bobbish is 82 Drake Road, Burlington, Massachusetts
    01803.

(4) In 1998, World Net Communications, which the Company believes is owned by Mr. Herbert S. Cannon, purchased warrants expiring June 2003 to purchase 150,000 shares of common stock at an exercise price of $2.00 per share. See "Promoter and Former Control Person". Under consulting agreements previously in effect with the Company, provision is made for Mr. Cannon to be issued an aggregate of 300,000 shares of common stock. The Company is evaluating its obligation to issue these shares to Mr. Cannon.

(5) Pursuant to the conversion of the entire principal amount outstanding of $5,250,000 of notes issued under the April 2, 2000, Deed Poll, the Company will issue an aggregate of 2,015,000 shares of the Company's common stock in accordance with the instructions of Waltrag A.G., the representative of the noteholders under the Deed Poll. In this connection, the Company will issue additional three-year warrants to Waltrag's nominees to purchase 320,000 shares of common stock at a purchase price of $1.00 per share on or before December 31, 2003.

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

         On June 2, 2000, John A. Solomon, Chairman and Chief Executive Officer, borrowed $650,000, and from August to December, 2000, borrowed an additional $100,000, from the Company pursuant to his employment agreement. The loan bears interest at the rate of 7% per annum, is due ten years from the drawdown date, May 31, 2000, with interest only payable monthly to maturity, and is secured by stock and options to purchase stock of the Company held by Mr. Solomon. At December 31, 2000, accrued unpaid interest on this loan amounted to $5,671. On October 18, 2000, Alfred T. Saker, Treasurer and Secretary of the Company, borrowed $7,500 from the Company. This loan is evidenced by a promissory note due October, 18, 2002, bearing interest at the rate of 7% per annum. At December 31, 2000, accrued unpaid interest on this loan amounted to $107.

In December, 2000, John A. Solomon was advanced $25,000 by the Company, without interest, which advance was repaid by Mr. Solomon in January, 2001.

In February, 2001, the Company reached a settlement with Wayne G. Kight, a former director and president of the Company, pursuant to which Mr. Kight, on February 13, 2001, was issued 120,000 shares of common stock of the Company and agreed to cancellation of all common stock purchase options held by him and release of all other claims against the Company.

Effective January 10 and January 1, 2001, respectively, Mr. Solomon and Mr. Saker entered into new employment agreements with the Company. As authorized by the Company's Board of Directors on December 29, 2000, Mr. Solomon was issued 475,000 shares of common stock (425,000 pursuant to his employment agreement and 50,000 for services as a director); Mr. Saker was issued 44,000 shares of common stock (24,000 pursuant to his employment agreement and 20,000 for his services as a director); and Charles E. Bobbish, a director, was issued 20,000 shares of common stock for his services as a director.

         See "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation" above for a more detailed description of these and other transactions with management.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

3.3 Amended and Restated By-Laws. [This Exhibit supersedes the Amended and Restated By-Laws filed as Exhibit 3.3 to Amendment No. 1 to Form 10-KSB dated May 15, 2000.]

4.7 Warrant Agreement, dated as of September 19, 2000, between the Company and American Stock Transfer & Trust Company, as Warrant Agent.

4.8      Promissory Note of CODIS Computer GmbH.

10.3 Employment Agreement between the Company and John A. Solomon. [This Exhibit supersedes the Employment Agreement between the Company and John A. Solomon filed as Exhibit 10.3 to Amendment No. 1 to Form 10-KSB dated May 15, 2000.]

10.10    Employment Agreement between the Company and Alfred T. Saker.

10.11    Addendum to Employment Agreement between the Company and Alfred T.
         Saker.

10.12 Agreement, dated February 24, 2000, between the Company and Global Financial Group, Inc.

10.13 Agency Agreement, dated October 25, 2000, between the Company and Global Financial Group, Inc.

10.14 Letter of the Company, dated January 23, 2001, extending Agency Agreement between the Company and Global Financial Group, Inc.

10.15    Promissory Note, dated May 31, 2000, of John A. Solomon to the Company.

10.16    Pledge Agreement, dated May 31, 2000, of John A. Solomon to the
         Company.

10.17    Promissory Note, dated October 18, 2000, of Alfred T. Saker to the
         Company.

10.18    Pledge Agreement, dated October 10, 2000, of Alfred T. Saker to the
         Company.

The Company incorporates the following Exhibits by reference to the filings set forth below:



EXHIBIT NO.            DESCRIPTION                                               FILED AS EXHIBIT
- -----------            -----------                                               ----------------
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

4.1                    Specimen Common Stock Certificate                         4.1 to Amendment No. 1 to Form
                                                                                 10-SB dated January 3, 2000

4.2                    Deed Poll dated April 2, 2000                             4.1 to Form 8-K dated April 7, 2000

4.3                    2000 Employee Stock Option Plan                           B to Definitive Proxy Statement filed July 18, 2000

4.4                    2000 Restricted Stock Plan                                4.5 to Form S-8 filed September 12, 2000

4.5                    Memorandum of Agreement, dated as of December 31, 2000,   4.5 to Form 8-K filed March 9, 2001
                       between Enterprises Solutions, Inc. and Waltrag A.G.

4.6                    Notice of Exercise of Right to Convert, dated as of       4.6 to Form 8-K filed March 9, 2001
                       December 31, 2000, signed for and on behalf of the
                       Noteholders by Waltrag, A.G.

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

10.3                   Employment Agreement by and between the Company           10.3 to Amendment No. 1 to Form 10-KSB
                       and John A. Solomon                                       dated May 15, 2000

10.4                   Employment Agreement by and between                       10.6 to Form 10-SB dated November 17, 1999
                       the Company and Gary L. Baker

10.6                   Employment Agreement by and between                       10.6 to Form 10-KSB dated April 12, 2000
                       the Company and Wayne B. Kight

10.7                   License Agreement dated May 1, 2000 for the               10.7 to Amendment No. 1 to Form 10-KSB
                       Company's executive offices                               dated May 15, 2000

10.8                   Settlement Agreement, dated June 24, 2000, between the    10.8 to Amendment No. 3 to Form 10-KSB filed
                       Company and Nina L. Cannon                                October 4, 2000

10.9                   Agreement, dated September 12, 2000, between Victor       10.8 to Amendment No. 3 to Form 10-KSB filed
                       Chandler International and the Company.                   October 4, 2000

21                     Subsidiaries of Registrant                                21 to Form 10-KSB dated April 12, 2000

(B)      REPORTS ON FORM 8-K:

         The Company filed a Form 8-K on March 9, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf the undersigned, thereto duly authorized.

Dated: April 2, 2001


                                       Enterprises Solutions, Inc.


                                       By: /s/ John A. Solomon
                                           -------------------------------------
                                           John A. Solomon,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 2, 2001.

       SIGNATURE                                                 CAPACITY
       ---------                                                 --------


/s/ Alfred T. Saker                                              Director
- ------------------------
Alfred T. Saker

/s/ Charles E. Bobbish                                           Director
- ------------------------
Charles E. Bobbish

                                  EXHIBIT INDEX

EXHIBIT                    DESCRIPTION
- -------                    -----------

3.3 Amended and Restated By-Laws. [This Exhibit supersedes the Amended and Restated By-Laws filed as Exhibit 3.3 to Amendment No. 1 to Form 10-KSB dated May 15, 2000.]

4.7 Warrant Agreement, dated as of September 19, 2000, between the Company and American Stock Transfer & Trust Company, as Warrant Agent.

4.8      Promissory Note of CODIS Computer GmbH.

10.3 Employment Agreement between the Company and John A. Solomon. [This Exhibit supersedes the Employment Agreement between the Company and John A. Solomon filed as Exhibit 10.3 to Amendment No. 1 to Form 10-KSB dated May 15, 2000.]

10.10    Employment Agreement between the Company and Alfred T. Saker.

10.11    Addendum to Employment Agreement between the Company and Alfred T.
         Saker.

10.12 Agreement, dated February 24, 2000, between the Company and Global Financial Group, Inc.

10.13 Agency Agreement, dated October 25, 2000, between the Company and Global Financial Group, Inc.

10.14 Letter of the Company, dated January 23, 2001, extending Agency Agreement between the Company and Global Financial Group, Inc.

10.15    Promissory Note, dated May 31, 2000, of John A. Solomon to the Company.

10.16    Pledge Agreement, dated May 31, 2000, of John A. Solomon to the
         Company.

10.17    Promissory Note, dated October 18, 2000, of Alfred T. Saker to the
         Company.

10.18    Pledge Agreement, dated October 10, 2000, of Alfred T. Saker to the
         Company.