Form 10QSB
period 2001-03-31
ENTERPRISES SOLUTIONS INC
filed 2001-05-15
CIK 1099294

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the Quarterly period ended March 31, 2001

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

                                 (781) 356-4387
                          (Issuer's telephone number)


The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                Class                                March 31, 2001
                -----                                --------------

    Common stock, $ 0.001 par value                    8,264,070

                           ENTERPRISES SOLUTIONS, INC.

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         ITEM 1 - Unaudited Financial Statements

         Balance Sheets as of March 31, 2001 and 2000 (Unaudited)........   3

         Statements of Operations for the Three Months Ended March 31, 2001 and 2000 and for the period from January 1, 1998 to March 31, 2001
         (Unaudited).....................................................   4

         Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000 and for the period from January 1, 1998 to March 31, 2001
         (Unaudited).....................................................   5

         Notes to Unaudited Financial Statements.........................   6

         ITEM 2

         Management's Plan of Operations.................................   7

PART II. OTHER INFORMATION

         ITEM 6

         Exhibits and Reports on Form 8-K................................   8


         Signatures......................................................   9

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                     ASSETS

                                                        2001            2000
                                                    ------------    ------------
   Cash and equivalents                             $  1,672,906    $      9,287
   Interest receivable                                    17,495              --
   Loans receivable-CODIS                                150,000          50,000
                                                    ------------    ------------
Total Current Assets                                   1,840,401          59,287
                                                    ------------    ------------
    Office equipment and furniture, net of
          accumulated depreciation of $26,848             80,569              --
    Officers loans                                       757,500              --
                                                    ------------    ------------
Total Assets                                        $  2,678,470    $     59,287
                                                    ============    ============


             LIABILITIES AND SHAREHOLDERS' EQUITY

   Accounts payable and accrued expenses            $     57,500    $    246,538
   Commissions payable                                   125,000              --
   Convertible loans payable                             249,000              --
   Demand loans                                               --         714,823
                                                    ------------    ------------
Total Current Liabilities                                431,500         961,361
                                                    ------------    ------------


Shareholders' Equity:
   Common stock $.001 Par                                  8,264           4,310
   Additional paid-in-capital                         10,622,046       2,786,794
   Retained (deficit)                                 (1,633,509)     (1,633,509)
   (Deficit) accumulated during the
        development stage                             (6,749,831)     (2,059,669)
                                                    ------------    ------------
Total Shareholders' Equity                             2,246,970        (902,074)
                                                    ------------    ------------
Total Liabilities & Shareholders' Equity            $  2,678,470    $     59,287
                                                    ============    ============

                   See Notes to Unaudited Financial Statements

                           ENTERPRISES SOLUTIONS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
            AND FOR THE PERIOD FROM JANUARY 1, 1998 TO MARCH 31, 2001
                                   (UNAUDITED)

                                                        For The Three
                                                    Months Ended March 31,    For the Period From
                                                  -------------------------    January 1, 1998 To
                                                      2001           2000         March 31, 2001
                                                  -----------    -----------  --------------------
Revenue                                           $        --    $        --    $               --
                                                  -----------    -----------    ------------------

Costs and Expenses:
   Bad debt expense                                        --             --               752,617
   Compensation                                       171,091             --             1,064,225
   Professional, consultants and directors fees       267,361        141,814             2,982,419
   Rent                                                 5,124         10,362                81,779
   Insurance                                           16,080          4,448                83,417
   Telephone                                            7,162         13,845                72,278
   Office expenses                                     27,098         48,889               116,386
   Relocation expenses                                     --             --                48,474
   Stock transfer and related expenses                  1,363          1,024                82,584
   Abandonment of licensing agreement                      --             --               100,000
   Travel expenses                                     87,159         69,875               519,961
   Research and development                            66,425        141,069               556,247
   Interest                                             9,698             --               418,152
   Depreciation                                           428             --                18,325
                                                  -----------    -----------    ------------------

Total Costs and Expenses                              658,989        431,326             6,896,864
                                                  -----------    -----------    ------------------

Operating (Loss)                                     (658,989)      (431,326)           (6,896,864)
   Interest income                                     31,696            430               147,033
                                                  -----------    -----------    ------------------

Net (Loss)                                        $  (627,293)   $  (430,896)   $       (6,749,831)
                                                  ===========    ===========    ==================

Net (Loss) per common shares                      $     (0.08)   $     (0.09)                  N/A
                                                  ===========    ===========    ==================

                   See Notes to Unaudited Financial Statements

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
           AND FOR THE PERIOD FROM JANUARY 1, 1998 TO MARCH 31, 2001
                                   (UNAUDITED)

                                                               For The Three
                                                            Months Ended March 31,   For The Period From
                                                         --------------------------   January 1, 1998 To
                                                            2001           2000         March 31, 2001
                                                         -----------    -----------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                               $  (627,293)   $  (430,896)   $       (6,749,831)
Adjustments to reconcile net (loss) to net cash (used)
by operating activities
   Bad debts                                                      --             --               764,422
   Depreciation                                                8,951             --                26,848
   Accrued interest income                                    (5,265)            --               (17,495)
   Stock issued for services                                      --             --             1,495,249
   Interest expense                                               --             --               402,606
   Employee advance charged to operations                     25,000             --                    --
   (Decrease) increase in:
       Accounts payable and accrued expenses                  21,896             29                57,320
       Commissions payable                                  (375,000)            --               125,000
                                                         -----------    -----------    ------------------

NET CASH (USED) BY OPERATING ACTIVITIES                     (951,711)      (430,867)           (3,895,881)
                                                         -----------    -----------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase office equipment and furniture                        --             --              (107,418)
   Loans receivable - CODIS                                       --        (50,000)                   --
   Officers' loans                                                --             --            (1,371,742)
   Loans and advances                                             --             --              (275,000)
                                                         -----------    -----------    ------------------

NET CASH (USED) BY INVESTING ACTIVITIES                           --        (50,000)           (1,754,160)
                                                         -----------    -----------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Demand loan proceeds                                           --        458,573               683,975
   Demand loan repayments                                         --             --              (225,800)
   Proceeds from issuance of shares of common stock          480,927             --             1,529,427
   Proceeds from issuance of shares of preferred stock            --             --               148,500
   Proceeds from convertible notes                           249,000             --             6,306,500
   Repay convertible notes                                  (145,000)            --              (488,000)
   Underwriting expenses                                          --             --              (633,133)
                                                         -----------    -----------    ------------------

NET CASH PROVIDED BY FINANCING
ACTIVITIES                                                   584,927        458,573             7,321,469
                                                         -----------    -----------    ------------------

Net (decrease) increase in cash                             (366,784)       (22,294)            1,671,428

Cash and equivalents at beginning of period                2,039,690         31,581                 1,478
                                                         -----------    -----------    ------------------

Cash and equivalents at March 31, 2001                   $ 1,672,906    $     9,287    $        1,672,906
                                                         ===========    ===========    ==================

                   See Notes to Unaudited Financial Statements

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's Form 10-KSB which included audited financial statements for the year ended December 31, 2000.

Reclassification

Certain items in the accompanying unaudited financial statements have been reclassified to conform to the presentation in the current period's unaudited financial statements.


Income Taxes

During the periods presented the Company has not provided for income taxes as a result of the losses during the periods and the available operating loss carryforwards.

ITEM 2.  Management's Plan of Operations

Plan of Operation

The Company has had no revenues from the beginning of its development stage, January 1, 1998, through March 31, 2001. The Company has incurred significant operating losses in each of these fiscal years. Under these conditions, the Company's cash reserves of $1.7 million at March 31, 2001 may only be sufficient to sustain the Company through 8 to 10 months, unless additional funds are raised. The Company anticipates the need for up to $7 to 10 million in additional capital in 2001 and 2002 to permit it to develop and market its proposed products discussed under "Description of Business" in the Company's 10-KSB and is actively engaged in pursuing possible sources. The Company plans to commence marketing its products in 2001; however, it is expected that additional capital will be required in 2001, as well as 2002, until revenues from product sales are adequate to cover administrative, operational and product development costs. There is, of course, no assurance that the Company's revenue stream will be sufficient at any time in the future to result in profitable or continuing operations for the Company.

In the period ended March 31, 2001 as well as the year 2000, the Company's research and development activities were directed at completing development of its first products as delineated in the "Description of Business" in the Company's 10-KSB. It was reported that the Company finalized their first two products, The Trusted Authorization Device (TAD) and the Global Positioning Satellite (GPS) Enabled TAD were finalized in March, 2001 and are ready for production and delivery with Patents Pending on them. Subsequent to the 10-KSB the Company introduced its own new SAPPHIRE ONE Server. SAPPHIRE ONE is currently available and offers a superior platform with designed in computer and network security. Operating on the standard Intel-based architecture, the robust appliance based platform can be used to protect sensitive commercial and government business processes.

SAPPHIRE ONE will host the family of ESI Optimized Secure System (OSS) applications. The ESI applications would provide front-end protection for your most sensitive systems.

The Company expects that in 2001 and 2002 such activities will be concentrated on continuing development and marketing of other planned products discussed under "Description of Business" in the Company's 10-KSB.

The Company does not plan any significant capital expenditures for infrastructure or equipment, but plans to add 16 engineers and technical employees and 4 marketing personnel and 2 administrative people in the period 2001 to 2002.

Overall expenses increased $227,663 in the first quarter ended March 31, 2001, or 53%, from the $431,326 experienced in the same period for 2000. Professional fees, consultants and directors fees of $267,361 in the first quarter 2001 were $125,547 more than the $141,814 incurred in the first quarter of 2000. The significant increase is primarily due to increased legal fees of $177,298 in first quarter 2001 compared to $ 25,114 for the first quarter 2000, associated with the Company's defense of itself and its president in the legal proceedings as described in the Company's 10-KSB. Travel and promotion of $87,159 in the first quarter 2001 was $17,284 more than the $69,875 incurred in the same period of 2000, reflecting more travel for discussions with potential business partners. Compensation of $171,091 in the first quarter 2001 was up from $0 for the same period in 2000, reflecting the hiring of full-time management at competitive market salaries and benefits. Interest expense in the first quarter was $9,698

ITEM 6. Exhibits and Reports on Form 8-K

        (a) None

        (b) None

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001

                                    Enterprises Solutions, Inc.

                                    By: /s/ John A. Solomon
                                       ---------------------------------------
                                       John A. Solomon,
                                       President and Chief Executive Officer