Form 10QSB
period 2001-06-30
ENTERPRISES SOLUTIONS INC
filed 2001-08-14
CIK 1099294

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the Quarterly period ended June 30, 2001

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

                                 (781) 356-4387
                           (Issuer's telephone number)


The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

                Class                                June 30, 2001
                -----                                --------------

    Common stock, $ 0.001 par value                    8,689,778

                           ENTERPRISES SOLUTIONS, INC.

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         ITEM 1 - Unaudited Financial Statements

         Balance Sheets as of June 30, 2001 and 2000
         (Unaudited).....................................................   3

         Statements of Operations for the Six Months Ended
         June 30, 2001 and 2000 and for the Three Months
         Ended June 30, 2001 and 2000 (Unaudited)........................   4

         Statements of Cash Flows for the Six Months
         Ended June 30, 2001 and 2000 (Unaudited)........................   5

         Notes to Unaudited Financial Statements.........................   6

         ITEM 2

         Management's Discussion and Analysis or Plan of Operations......   7

PART II. OTHER INFORMATION

         ITEM 6

         Exhibits and Reports on Form 8-K................................   8


         Signatures......................................................   9

                          ENTERPRISES SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                             JUNE 30, 2001 AND 2000
                                  (UNAUDITED)



                                     ASSETS

                                                       2001            2000
                                                   ------------    ------------

Cash                                               $    742,030    $  3,350,906
Interest receivable                                      32,869           3,792
Loans receivable - CODIS                                150,000         150,000
                 - Delta Mutual                           8,084              --
Loans and advances                                           --          27,288
                                                   ------------    ------------

     Total current assets                               932,983       3,531,986
                                                   ------------    ------------
 Office equipment and furniture,
     net of accumulated depreciation
     of $36,435 at June 2001                             89,872          79,925
Officers loans                                          757,500         650,000
                                                   ------------    ------------

     Total Assets                                  $  1,780,355    $  4,261,911
                                                   ============    ============



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and accrued expenses              $     42,475    $    290,289
Convertible loans payable                                99,000       5,250,000
Demand loans                                                 --         622,323
                                                   ------------    ------------

     Total Current Liabilities                          141,475       6,162,612
                                                   ------------    ------------

Shareholders' Equity
   Common stock $.001 Par                                 8,690           4,310
   Additional paid-in capital                        10,924,372       2,786,794
   Retained (deficit)                                (1,633,509)     (1,633,509)
   (Deficit) accumulated during the
        development stage                            (7,660,673)     (3,058,296)
                                                   ------------    ------------

     Total Shareholders' Equity                       1,638,880      (1,900,701)
                                                   ------------    ------------

     Total Liabilities & Shareholders' Equity      $  1,780,355    $  4,261,911
                                                   ============    ============



                  See Notes to Unaudited Financial Statements

                          ENTERPRISES SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)




                                                                                               For The Period From
                                                                                                January 1, 1998 To
                                         Y-T-D June 30,              QTR. June 30,                June 30, 2001
                                 --------------------------    --------------------------        ----------------
                                     2001           2000           2001           2000
                                 -----------    -----------    -----------    -----------

Revenue                          $        --    $        --    $        --    $        --          $        --
                                 -----------    -----------    -----------    -----------          -----------

Costs and Expenses:
     Bad debt expense                     --             --             --             --              752,616
     Compensation                    343,168         38,325        172,075         37,939            1,236,302
     Professional, consultants
       and directors fees            784,707        721,697        517,347        576,383            3,499,766
     Rent                             12,950         66,959          7,827         56,725               88,499
     Insurance                        22,943         28,508          6,861         24,060               90,278
     Telephone                        18,972         26,555         11,809         12,710               84,087
     Office expenses                  21,455         76,045         (5,642)        28,538              117,315
     Relocation expenses                  --          3,000                         3,000               48,474
     Stock transfer and
       related expenses               22,947         23,152         21,584         22,129              104,168
     Abandonment of
       licensing agreement                --             --             --             --              100,000
     Travel expenses                 175,749        157,928         88,590         88,053              603,087
     Research & development          157,055        263,890         99,154        122,821              655,403
     Interest                         13,425         48,993          3,725         48,993              421,877
     Depreciation                     18,538             --          9,587             --               27,912
     Other expenses                       --          1,625             --          4,000                   --
                                 -----------    -----------    -----------    -----------          -----------

Total Costs and Expenses           1,591,909      1,456,677        932,917      1,025,351            7,829,784
                                 -----------    -----------    -----------    -----------          -----------

Other Income:
     Interest                         53,774         27,155         22,078         26,725              169,111
                                 -----------    -----------    -----------    -----------          -----------
NET (LOSS)                        (1,538,135)   $(1,429,522)   $  (910,839)   $  (998,626)         $(7,660,673)
                                 ===========    ===========    ===========    ===========          ===========


NET (LOSS) PER
     COMMON SHARE                $     (0.19)   $     (0.33)   $     (0.11)   $     (0.24)                 N/A
                                 ===========    ===========    ===========    ===========          ===========

Weighted average common
     shares outstanding            8,271,400      4,332,000      8,280,000      4,161,000                  N/A
                                 ===========    ===========    ===========    ===========          ===========



                  See Notes to Unaudited Financial Statements

                          ENTERPRISES SOLUTIONS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000




                                                                       For The Six             For The Period From
                                                                  Months Ended June, 30        January 1, 1998 to
                                                                  2001             2000          June 30, 2001
                                                              -----------       -----------      -------------
Cash Flows From Operating Activities:
Net (Loss)                                                    $(1,538,135)      $(1,429,522)      $(7,660,673)
Adjustments to reconcile net (loss) to net cash
   (used) by operating activities:
        Bad debts                                                      --                --           764,422
        Depreciation                                               18,538                --            36,435
        Accrued interest income                                   (20,639)               --           (32,869)
        Stock issued for services                                 149,000                --         1,644,249
        Interest expense                                            8,448                --           411,054
        (Decrease) increase in:
                Accounts payable and accrued expenses               6,871            43,778            42,295
                Commissions payable                              (500,000)               --                --
                                                              -----------       -----------       -----------
Net Cash (Used) By Operating Activities                        (1,875,917)      $(1,385,744)       (4,795,087)
                                                              -----------       -----------       -----------

Cash Flows From Investing Activities:
    Purchase office equipment and furniture                       (18,888)               --          (126,306)
    Loans receivable - CODIS                                           --          (150,000)               --
                     - Delta Mutual                                (8,084)               --            (8,084)
    Loans and advances                                             25,000          (111,005)         (250,000)
    Officer loans                                                      --          (650,000)       (1,371,742)
    Officer advance                                                    --                --           (25,000)
                                                              -----------       -----------       -----------
Cash Flows (Used) By Investing Activities                          (1,972)         (911,005)       (1,781,132)
                                                              -----------       -----------       -----------

Cash Flows From Financing Activities:

    Demand loan proceeds                                               --                --           683,975
    Demand loan repayments                                             --                --          (225,800)
    Proceeds from issuance of shares of common stock                3,104                --         1,051,604
    Proceeds from issuance of shares of preferred stock                --                --           148,500
    Proceeds from convertible notes                               577,125         5,250,000         6,634,625
    Repay convertible notes                                            --                --          (343,000)
    Decrease in demand loans                                           --           366,074                --
    Underwriting expense                                               --                --          (633,133)
                                                              -----------       -----------       -----------
Cash Flows From Financing Activities:                             580,229         5,616,074         7,316,771
                                                              -----------       -----------       -----------

Net (Decrease) Increase In Cash                                (1,297,660)        3,319,325           740,552

Cash and equivalents at beginning of period                     2,039,690            31,581             1,478
                                                              -----------       -----------       -----------
Cash and equivalents at June 30, 2001                         $   742,030       $ 3,350,906       $   742,030
                                                              ===========       ===========       ===========


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

Reclassifications

Certain items in the accompanying June 30, 2000 unaudited financial statements have been reclassified to conform to the presentation in the current period's unaudited financial statements.

GENERAL

Enterprises Solutions, Inc. (ESI) (Company), a Nevada Corporation, plans to provide both government and commercial enterprises with high assurance security technology.

The Company is in the development stage and currently has no revenue of a continuing nature. It is management's plan to develop and provide high assurance security computer networks and related products and services.

During 2000, the Company wrote off its investment ($1,191,895) in its wholly-owned subsidiary, which in the past years had been fully consolidated with the Company. The accompanying financial statements are those of the Company alone for all the years presented. The Company has accounted for the write-off as if it had occurred in the earliest year presented.

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

Income Taxes

The Company has a current net operating loss, and, therefore a provision for income taxes has not been provided. At June 30, 2001, the Company has net operating loss carry forwards of approximately $9.3 million available to offset future taxable income, which if unused, expire through 2020.

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


AGREEMENT OF SALE

In May 2001, Delta Mutual Inc. (Delta) amd ESI enterd into an agreement whereby ESI will sell its assets to Delta for 1.2676 newly issued Delta common shares for each common share of ESI outstanding. Delta is then expected to pay all of ESI's remaining liabilities. ESI will then be liquidated in accordance with the Plan of Liquidation and Dissolution. Approximately 10,500,000 shares of Delta are expected to be issued to ESI shareholders. In short, ESI shareholders will hold approximately 95% of the total issued and outstanding shares of Delta after the transaction. Also, the continuing business of the new entity will be that of ESI. For these reasons, this transaction is considered to be a merger and will be accounted for as if ESI were the surviving entity.

Although the transaction documents refer to Delta as purchasing the net assets of ESI, the transaction for accounting purposes is considered a merger between the two companies. As a result, the net assets of ESI are not revalued but are carried over to the new entity at their net asset values as reflected on ESI's books pre merger. Delta will record the transaction at the par value of the newly issued stock and adjust the additional paid-in capital account for the par value of ESI's retired stock and elimination of Delta's deficit.

The Agreement is conditioned on the effectiveness of the registration statement required to be filed with the Securities and Exchange Commission for the Acquisition, approval of the sale of substantially all of the assets of ESI as part of the Acquisition transaction by the stockholders of ESI, and on the approval by the stockholders of the Company of the recapitalizaion. Following the recapitalization, the Company will have an authorized capitalization of 100,000,000 shares of common stock and 5,000,000 shares of preferred stock.

The following unaudited pro forma condensed statements of operations for the three months ended June 30, 2001 and 2000 give effect to the transaction as if it occurred on January 1, 2000.

                                      Three Months Ended June 30,
                                      ---------------------------
                                          2001           2000
                                          ----           ----

Revenue                              $         --    $         --
Total operating costs and expenses   $    946,030    $  1,027,740
Net (Loss)                           $   (923,952)   $ (1,001,015)
Net (Loss) per common share          $      (0.08)   $      (0.09)
Weighted average number of
common shares outstanding              11,032,000      11,032,000
                                     ============    ============

ITEM 2.  Management's Discussion and Analysis or Plan of Operations

                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on the Company's current expectations as to future events. In the light of the uncertainties in the potential markets for the Company's planned products, the forward-looking events and circumstances discussed in this document might not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.


Plan of Operations

The Company has had no revenues from the beginning of its development stage, January 1, 1998, through June 30, 2001. The Company has incurred significant operating losses in each of these fiscal years. Under these conditions, the Company's cash reserves of $.7 million at June 30, 2001 may only be sufficient to sustain the Company through 3 to 4 months, unless additional funds are raised. The Company anticipates the need for up to $5 million in additional capital in 2001 and 2002 to permit it to develop and market its proposed products discussed under "Description of Business" in the Company's 10-KSB and is actively engaged in pursuing possible sources. The Company has been vigorously marketing its products with limited staff in 2001. Specifically, in addition to the products it has developed, the Company plans offer downloadable software for the Business-to-Consumer (B2C) and Business-to-Business (B2B) markets. There is no assurance, of course, that the Company will be able successfully to develop and market this new software.

The Company fully expects that the markets will determine the marketing activities of the business, and no specific market segments or customers have been targeted. The Company estimates that about $1,000,000 will be required to commence marketing activities.

However, it is expected that additional capital will be required in 2001, as well as 2002, until revenues from product sales are adequate to cover administrative, operational and product development costs. Further product development costs, including estimated marketing costs, are projected to total $15,000,000 over the next five years, of which $5,000,000 would be incurred, assuming availability of capital or revenues from product sales, in 2001 and 2002. There is no assurance that the Company's revenue stream will be sufficient at any time in the future to result in profitable or continuing operations for the Company or that the Company will be able to finance these estimated costs through capital infusions.

In the period ended June 30, 2001 as well as the year 2000, the Company's research and development activities were directed at completing development of its first products as delineated in the "Description of Business" in the Company's 10-KSB. It was reported that the Company finalized its first two products, The Trusted Authorization Device (TAD) and the Global Positioning Satellite (GPS) Enabled TAD were finalized in March, 2001 and are ready for production and delivery with Patents Pending on them. Subsequent to the 10-KSB the Company introduced its own new SAPPHIRE ONE Server. SAPPHIRE ONE is currently available and offers what the Company believes is a superior platform with designed in computer and network security. Operating on the standard Intel-based architecture, the appliance based platform can be used to protect sensitive commercial and government business processes.

The Company does not plan any significant capital expenditures for infrastructure or equipment, but plans to add 16 engineers and technical employees and 4 marketing personnel and 2 administrative people in the period 2001 to 2002 to the three engineers currently on staff. The Company has currently engaged as consultants 4 additional engineers.

Overall expenses decreased $92,434 in the second quarter ended June 30, 2001, or 9%, from the $1,025,351 experienced in the same period for 2000. For six months ended June 30, 2001 expenses increased $135,232 from $1,456,677 or 9% for the same period in 2000. Professional fees, consultants and directors fees of $517,347 in the second quarter 2001 were $59,036 less than the $576,383 incurred in the second quarter of 2000. Travel and promotion of $88,590 in the second quarter 2001 was $537 more than the $88,053 incurred in the same period of 2000. Travel and promotions for six months ended June 30, 2001 increased by $17,821 or 11% from $157,928 for the same period of 2000, reflecting more travel for discussions with potential business partners. Compensation of $172,075 in the second quarter 2001 was up from $37,939 or an increase of $134,136 for the same period in 2000. Compensation for the six month period ended June 30, 2001 increased $304,843 from $38,325 for six months ended June 30, 2000 to $343,168 for the same period in 2001, reflecting the hiring of full-time management at competitive market salaries and benefits. Interest expense in the second quarter was $3,725 representing a $45,268 decrease for the same period 2000.

                          ENTERPRISES SOLUTIONS, INC.
                                    PART II.
                               OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (b) Reports on Form 8-K relating to the quarter ended June 30, 2001.

            The Company did file two reports on Form 8-K during the quarter ended June 30, 2001. The reports were filed on April 24 and May 22, 2001.

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


Dated: August 14, 2001