Form 10QSB
period 2001-09-30
ENTERPRISES SOLUTIONS INC
filed 2001-11-14
CIK 1099294

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                For the Quarterly period ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from ________ to _________


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

                                 (781) 356-4387
                          (Issuer's telephone number)

       The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

          Class                                   September 30, 2001
          -----                                   ------------------

     Common stock, $0.001 par value                   8,696,778

                           ENTERPRISES SOLUTIONS, INC.

                                TABLE OF CONTENTS



                                                                      PAGE NO.

PART I. FINANCIAL INFORMATION


     ITEM 1 -- Unaudited Financial Statements

     Balance Sheets as of September 30, 2001 and 2000
     (Unaudited) ..................................................       3

     Statements of Operations for the Nine Months Ended
     September 30, 2001 and 2000 and for the Three Months
     Ended September 30, 2001 and 2000 (Unaudited) ................       4

     Statements of Cash Flows for the Nine Months Ended
     September 30, 2001 and 2000 (Unaudited) ......................       5

     Notes to Unaudited Financial Statements ......................       6

     ITEM 2

     Management's Discussion and Analysis or Plan
     of Operations ................................................       7


PART II. OTHER INFORMATION

     ITEM 6

     Exhibits and Reports on Form 8-K .............................       8

     Signatures ...................................................       9

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                     ASSETS

                                                                                         2001            2000
                                                                                    ------------     ------------

Current assets
        Cash and cash equivalents                                                   $    183,566     $  2,306,267
        Loans receivable-Delta Mutual                                                     56,808               --
        Accrual interest receivable                                                       35,042            7,497
        Loans receivable-CODIS                                                                --          150,000

     Total Current Assets                                                                275,416        2,463,764
                                                                                    ------------     ------------

        Fixed assets, net of accumulated depreciation of                                  81,095          100,259
        Loans receivable-DIGITAL                                                              --           25,000
                                                                                    ------------     ------------

     Other Assets                                                                         81,095          125,259
                                                                                    ------------     ------------

Total Assets                                                                        $    356,511     $  2,589,023
                                                                                    ============     ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
        Accounts payable and accrued expenses                                       $    212,500     $    246,538
        Accrued interest payable                                                           4,950          272,917
        Convertible loans payable                                                         99,000        5,250,000
        Demand loans payable                                                                  --          362,323
                                                                                    ------------     ------------

     Total Current Liabilities                                                           316,450        6,131,778
                                                                                    ------------     ------------

Shareholders' Equity
     Preferred stock; $0.001 par value; 5,000,000 shares authorized; -0- and
     148,500 shares issued and outstanding at September 30, 2001 and 2000,
     respectively                                                                            --               148
     Common stock; $0.001 par value; 100,000,000 shares authorized;
     8,689,780 and 4,309,500 shares issued and outstanding at September 30, 2001
     and 2000, respectively                                                                8,697            4,310
        Additional paid-in-capital                                                    11,135,350        3,369,305
        (Less) officer loans                                                            (763,030)        (650,000)
        Retained (Deficit)                                                            (1,633,508)      (1,633,508)
        (Deficit) accumulated during the development stage                            (8,707,448)      (4,633,010)
                                                                                    ------------     ------------

     Total Shareholders' Equity                                                           40,061       (3,542,755)
                                                                                    ------------     ------------

Total Liabilities & Shareholders' Equity                                            $    356,511     $  2,589,023
                                                                                    ============     ============

                  See notes to unaudited financial statements.

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND
            FOR THE PERIOD FROM JANUARY 1, 1998 TO SEPTEMBER 30, 2001
                                   (UNAUDITED)




                                                           For The Nine                     For The Three
                                                           Months Ended                      Months Ended
                                                   --------------------------------- --------------------------
                                                           September 30,                    September 30,        For the Period From
                                                   --------------------------------- --------------------------  January 1, 1998 To
                                                       2001            2000            2001            2000      September 30, 2001
                                                   -----------     -----------     -----------     -----------   ------------------

Revenue                                            $        --     $        --     $        --     $        --       $        --
                                                   -----------     -----------     -----------     -----------       -----------

Costs and Expenses:
   Bad debt expense                                    160,952              --              --              --           913,569
   Compensation                                        526,261         270,273         183,093         173,657         1,419,395
   Professional, consultants and directors fees      1,050,568       1,076,404         265,817         359,163         3,765,626
   Rent                                                 15,120          36,485           5,040           8,865            91,775
   Insurance                                            27,313          37,200           4,372           8,693            94,650
   Communications                                       29,912          42,292          10,941          15,738            95,028
   Office expenses                                      78,364          64,010          54,037          20,870           167,652
   Relocation expenses                                      --              --              --              --            48,474
   Stock transfer and related expenses                  27,472          50,056           4,525          21,149           108,693
   Abandonment of licensing agreement                       --              --              --              --           100,000
   Travel and promotion                                232,589         262,810          56,839          90,017           665,391
   Research and development                            285,506         380,578         110,971         117,670           775,328
   Interest                                             15,898         860,819           2,475         141,667         1,007,011
   Depreciation                                          2,093           1,712           1,035           1,714            19,990
                                                   -----------     -----------     -----------     -----------       -----------

Total Costs and Expenses                             2,452,048       3,082,639         699,145         959,203         9,272,582
                                                   -----------     -----------     -----------     -----------       -----------

Operating (Loss)                                    (2,452,048)     (3,082,639)       (699,145)       (959,203)       (9,272,582)
   Interest income                                      71,124          78,403          17,350          47,404           186,461
                                                   -----------     -----------     -----------     -----------       -----------

Net (Loss) before extraordinary item                (2,380,924)     (3,004,236)       (681,795)       (911,799)       (9,086,121)

Extraordinary item:
   Gain on extinguishment of debt                           --              --              --              --           378,673
                                                   -----------     -----------     -----------     -----------       -----------

Net (Loss)                                         $(2,380,924)    $(3,004,236)    $  (681,795)    $  (911,799)      $(8,707,448)
                                                   ===========     ===========     ===========     ===========       ===========

Basic and diluted net (loss) per common share      $     (0.28)    $     (0.70)    $     (0.08)    $     (0.21)              N/A
                                                   ===========     ===========     ===========     ===========       ===========

Weighted average common shares outstanding           8,411,600       4,309,500       8,271,400       4,309,500               N/A
                                                   ===========     ===========     ===========     ===========       ===========


                  See notes to unaudited financial statements.

                             ENTERPRISES SOLUTIONS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
               FOR THE PERIOD FROM JANUARY 1, 1998 TO SEPTEMBER 30, 2001
                                      (UNAUDITED)


                                                                          For The Nine
                                                                          Months Ended
                                                                 ---------------------------------
                                                                          September 30,                 For The Period From
                                                                 ---------------------------------      January 1, 1998 To
                                                                     2001                2000           September 30, 2001
                                                                 -----------          -----------       ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                  $(2,380,924)         $(3,004,236)         $(8,707,448)
     Adjustments to reconcile net (loss) to net cash
      (used) by operating activities
         Extraordinary gain                                               --                   --              378,673
         Interest income                                              (4,500)              (7,497)              (4,500)
         Depreciation                                                 29,054                7,158               46,951
         Charge officer advance to payroll                            25,000                   --               25,000
         Stock issued for services                                   156,000                   --            1,651,249
         Interest expense                                             15,897              855,576            1,001,162
         Bad debts                                                   160,952                   --              925,374
         Loans - Delta Mutual                                        (56,808)                  --              (56,808)
         Accrued interest income                                     (29,263)                  --              (41,493)
         Accounts payable and accrued expenses                       177,500                   28              212,924
         Commissions payable                                        (500,000)                  --                   --
         Consulting service                                               --              250,000                   --
                                                                 -----------          -----------          -----------

     NET CASH (USED) BY OPERATING ACTIVITIES                      (2,407,092)          (1,898,971)          (5,326,262)
                                                                 -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase fixed assets                                           (20,627)            (107,418)            (128,045)
     Officer loans                                                    (5,530)            (650,000)            (763,030)
     Loans and advances                                                   --             (150,000)            (889,242)
     Officer advance                                                      --                   --              (25,000)
                                                                 -----------          -----------          -----------

     NET CASH (USED) BY INVESTING ACTIVITIES                         (26,157)            (907,418)          (1,805,317)
                                                                 -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of shares of common stock                     --                   --            1,048,500
     Proceeds from issuance of shares of preferred stock                  --                   --              148,500
     Proceeds from convertible notes                                 577,125            5,250,000            6,634,625
     Demand loan advances                                                 --              323,225              683,975
     Repay convertible notes                                              --             (250,000)            (250,000)
     Demand loan repayments                                               --             (242,150)            (318,800)
     Underwriting expenses                                                --                   --             (633,133)
                                                                 -----------          -----------          -----------

     NET CASH PROVIDED BY FINANCING ACTIVITIES                       577,125            5,081,075            7,313,667
                                                                 -----------          -----------          -----------

Net (decrease) increase in cash                                   (1,856,124)           2,274,686              182,088

Cash and equivalents at beginning of year                          2,039,690               31,581                1,478
                                                                 -----------          -----------          -----------

Cash and equivalents at end of period                            $   183,566          $ 2,306,267          $   183,566
                                                                 ===========          ===========          ===========



                  See notes to unaudited financial statements.

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


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

         During 2000, the Company concluded that it had no plans for its subsidiary and that the cost of maintaining it was not in the Company's best interest. The subsidiary had not had any operations in the years 2000, 1999 and 1998. The accompanying financial statements are those of the Company alone for all years presented, reflecting the change in accounting entity. The effect of this change on the net loss and related basic and diluted net loss per share amounts for all periods presented is zero.

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Responsibilities for Financial Statements

         The unaudited financial statements reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the unaudited financial position and operating results for the interim periods presented. The unaudited financial statements should be read in conjunction with the financial statements and notes thereto contained the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results for the entire year ending December 31, 2001. Certain prior year amounts have been reclassified to conform to the 2001 financial statement presentation.

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


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

         Loan Receivable

         In March 2000, the Company provided a foreign entity with $150,000 in unsecured loans at 6% interest, originally due May 29, 2000 but extended to June 30, 2001. At June 30, 2001, the Company determined the loan plus accrued interest of $11,952 to be worthless and wrote them off to bad debts.

         Officers Loans

         At September 30, 2001, the Company had advanced $754,530 to its president and $8,500 to its treasurer. The loans bear simple interest at the rate of 7% per year, with interest payable on a monthly basis. The president's loan is repayable no later then May 31, 2010 and the treasurer's no later then October 17, 2002. Accrued interest on the loans through September 30, 2001 is $35,042. Both loans are secured by Company stock equal in value to 125% of the outstanding principal balance. The actual number of shares securing the loans is determined by a formula set out in the notes. At September 30, 2001, approximately 525,000 shares secured the president's loan and approximately 9,375 shares secured the treasurer's loan. Each officer has executed a stock pledge agreement.

         The Company and its former Chief Executive Officer and a director negotiated a settlement of the CEO's employment contract that is contingently effective on the closing of the Agreement of Sale between the Company and Delta Mutual, Inc. The settlement agreement proposes that the former CEO and the Company sign mutual releases in exchange for the CEO giving up all claims under his employment contract and being issued 2,000,000 warrants to purchase the Company's common stock for $1, expiring in 5 years. The former CEO is also permitted to keep options to purchase 100,000 shares of the Company's common stock at an exercise price of $6.25, expiring in March 2003.

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


         In the normal course of business, the Company routinely performs ongoing assessments of collectibility of its receivables. No allowance is provided herein as management deems this amount collectible.

         Office Equipment And Furniture

         Office equipment and furniture is depreciated on the straight-line basis over 36 months.

         Software Development

         The Company develops software for sale, lease or subject to other marketing arrangements. The Company follows the guidance contained in Statement of the Financial Accounting Standards Board No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The Company expenses (as Research & Development) the costs of research and development associated with establishing the technological feasibility of a software product. A software product's feasibility is established when a detail program design or working model has been completed. After that point, the Company intends to capitalize its direct costs associated with producing the software.


         Convertible Notes And Demand Loans

         During the nine months ended September 30, 2001 and 2000, the Company raised $577,125 and $5,573,225, respectively, from the issuance of convertible notes and demand loans.

         In April 2000, the Company received $5,000,000 from a convertible note, bearing interest at 10%. In connection with the financing, the agent received a note in the amount of $250,000 for fees associated with raising capital, which was charged to additional paid-in capital as an incremental cost of raising capital. The $5,250,000 was convertible for a period of one year commencing from the time of issuance at a rate of 90% of the 22 day moving average of the Company's stock price at the time of conversion. At the time of issuance, the 22 day moving average of the Company's stock was $9.61, or $8.65 for the conversion feature. The resulting difference between the fair value of the Company's stock ($9.61) and the conversion amount ($8.65) was multiplied times the number of shares that could have been issued from conversion (606,936 shares) yielding interest expense of $582,659. This amount was charged to interest expense in the Statement of Operations. The total of these notes plus the accrued interest of $389,794 was converted into 2,015,000 shares of the Company's common stock effective December 2000. In connection with this conversion, the Company issued to the convertible note holders warrants to purchase 320,000 shares of the Company's common stock at a purchase price of $1.00 per share on or before December 31, 2003. These warrants were not valued separately as there is no market for them.

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


         In the nine months ended September 30, 2001, the Company received $577,125 from the issuance of 10% promissory notes (notes) convertible into common shares of the Company at the rate of approximately $3.37 per share. At the time of issuance, the notes were convertible, including accrued but unpaid interest, at any time prior to their maturity. There were no warrants attached to these notes. Through September 30, 2001, $623,125 of principal together with $11,417 of interest, or $634,542, was converted into 188,016 shares of the Company's common stock. At September 30, 2001 there is one note for $99,000 outstanding, which is due October 25, 2001.

         During the nine months ended September 30, 2000, the Company received $323,225 from demand loans and repaid $242,150 of such loans. The Company also repaid $250,000 of convertible notes during this period.

         Research And Development Expenses

         Research and development expenses (R&D), consisting primarily of rent, salaries, wages and taxes, and other costs, are incurred to blend currently available technologies into new and novel solutions. Depreciation expense associated with these activities has been included with other depreciation in the Statements of Operations. Among the various R&D activities, the Company develops software for sale, lease or subject to other marketing arrangements. The Company's R&D costs of software development include those to establish that the product can be produced in accordance with its design specifications (technological feasibility). Technological feasibility is not established until the Company has completed the product design, the detail program design, determined that the necessary skills, hardware, and software technology are available to produce the product, and confirmed that the detail program design is complete and consistent with the product design. Costs and expenses incurred after the point of technological feasibility are capitalized and the Company's policies in regard to these are more fully discussed under Software Development.

         The Company currently has three prototype products available for testing. The costs and expenses associated with the construction of these prototypes have been expensed as R& D costs.

         Income Taxes

         At September 30, 2001, the Company has a current net operating loss, and, therefore a provision for income taxes has not been provided. At September 30, 2001, the Company has net operating loss carry forwards of approximately $10.3 million available to offset future taxable income, which if unused, expire in varying amounts through 2021.

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


         The Company's loss carry forwards give rise to a deferred tax benefit, which has been fully offset by valuation allowance due to uncertainties as to whether the results of future operations will enable the Company to realize the tax benefits arising from these loss carry forwards.

         Basic and Diluted Net (Loss) Per Common Share

         Basic and diluted net (loss) per common share has been computed by dividing the net (loss) by the weighted average number of common shares outstanding during the period.


3.       GOING CONCERN

         Currently, the Company has no revenues of a continuing nature, has suffered recurring losses from operations and depends on outside sources for its working capital. Although the Company has sufficient cash to maintain itself for approximately 4 to 7 months, management is currently seeking additional sources of equity or a company whose stock is publicly traded as a merger partner. During this period, the Company is continuing its efforts to implement its plan of operations. However, this is not expected to be successful before additional funding is needed. Management believes that by merging with a company whose stock is already trading, raising equity capital will be that much easier. In the meantime, management continues to seek additional sources of capital. There can be no assurance that the Company will be successful in implementing any of its plans or that whatever is accomplished will be sufficient. This conditions raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


4.       SHAREHOLDERS' EQUITY

         During the nine months ended September 30, 2001, the Company issued 387,103 shares of its common stock as compensation for services rendered (employees and non-employees received 109,000 shares and 278,103 shares, respectively). The Company's president received 24,000 shares under his employment contract and 26,000 shares for services as a Company director; the Company's treasurer received 20,000 shares for services as a director; a director received 20,000 shares for services as a director; and, other consultants received 258,103 shares for services. Compensation to employees aggregated $109,000 while $278,103 was for non-employee services. All shares were issued at $1 per share, which approximates fair value in management's estimation. This estimation gives weight to the value of the services as bargained between unrelated parties or, in the case of employees or related parties, the fair value of the Company's stock. The value of the Company's stock reflects the Company's financial condition, the stock's lack of marketability, the lack of reliable quotes and a not very active market.

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


5.       STOCK AND OPTION PLANS

         Compensatory Stock Options

         The Company accounts for compensatory stock option plans under APB Opinion No. 25, under which no compensation expense has been recognized, as options have been granted with an exercise price equal to the market value of the Company's stock at the date of grant. The fair value of the options is estimated to equal the market value of the Company's common stock. In the nine months ended September 30, 2001, the Company issued 25,000 options to purchase Company shares at $3.50 per share. These options expire on June 30, 2002.


         Board of Directors Option Plan

         The Company grants stock options for a fixed number of shares to members of the Board of Directors with an exercise price equal to the fair market value of the shares at the date of grant. The options are to expire two years after the resignation of a Director who has served in that capacity at least one year, unless otherwise modified by an action of a majority of the Board of Directors. At September 30, 2001, there were 172,500 options outstanding, exercisable at per share amounts of $0.667 (22,500 options), $5.67 (15,000 options), $7.50
         (10,000 options) and $6.25 (125,000 options). These options are for a term of three years. As of September 30, 2001, none of these options have been exercised.


         2000 Restricted Stock Plan

         The Company's Board of Directors on August 7, 2000 approved the Company's 2000 Restricted Stock Plan (Plan), which reserves 1,000,000 shares of the Company's common stock for issuance as compensation for services rendered or to be rendered to the Company in accordance with the Plan's provisions. During the nine months ended September 30, 2001, the Company issued 86,000 shares under the Plan, leaving -0- shares for the future. The Company received no proceeds from the issuances and valued them at approximately $1.00 per share.

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


         Options Summary

                                                                                                                Weighted
                                                                                                  Options       Average
                                                                                      # of       Exercised      Exercise
                                               # of               Option             Shares        During       Price of
                                              Options              Price             Issuable      the Year     Options
                                           -------------       -------------       ------------- -----------  -------------


Balance, December 31, 1998                   1,800,000  a-)        $ 2.00            1,800,000           -       $   2.00
                                           -------------                           ------------

1999 Activity:

Issued to directors (Non-employee)              47,500        $ 0.667 to $ 7.50          47,500           -       $   3.69
                                           -------------                           ------------  -----------  -------------

Balance, December 31, 1999                   1,847,500                               1,847,500            -       $   2.04
                                           -------------                           ------------  -----------  -------------

2000 Activity:


Issued to employees                            160,000        $ 3.50 and $ 6.25        160,000            -       $   5.22

Issued to directors (Non-employee)              25,000             $ 6.25               25,000            -       $   6.25


Note holders                                   637,000  a-)   $ 1.00 to $ 6.00         637,000            -       $   2.01
                                           -------------                           ------------  -----------  -------------

Balance, December 31, 2000                   2,669,500                               2,669,500            -       $   2.27
                                           -------------                           ------------  -----------  -------------

2001 Activity:


Expired                                       (217,000)               $1.667          (217,000)           -       $  1.667


Issue to employees                              25,000  a-)            $3.50            25,000            -       $   3.50


Note holders                                   200,000  a-)            $1.00           200,000            -       $   1.00
                                           -------------                           ------------  -----------  -------------

Balance, September 30, 2001                  2,677,500                               2,677,500            -       $   2.23
                                           =============                           ============  ===========  =============

Exercisable at end of period                 2,677,500                                                            $   2.23
                                           =============                                                       ============

Weighted average fair value of options
granted                                                                                                           $   0.00 b-)
                                                                                                               ============

(a- These were not issued pursuant to any formal plan.

(b- The Company does not separately value its option as there is no market for them. All options are granted with an exercise price equal to the Company's market price at date of grant.

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


6.             SUPPLEMENTAL CASH FLOW ITEMS

         During the nine months ended September 30, 2000, the Company paid interest of $5,243.

         During the nine months ended September 30, 2001, the Company converted convertible notes of $623,125 into 188,016 shares of the Company's common stock


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

         The minimum lease payments under the long-term lease for the next 12 months are $71,028.

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

         The Company and its former Chief Executive Officer and a director negotiated a settlement of the CEO's employment contract that is contingently effective on the closing of the Agreement of Sale between the Company and Delta Mutual, Inc. The settlement agreement proposes that the former CEO and the Company sign mutual releases in exchange for the CEO giving up all claims under his employment contract and being issued 2,000,000 warrants to purchase the Company's common stock for $1, expiring in 5 years. The former CEO is also permitted to keep options to purchase 100,000 shares of the Company's common stock at an exercise price of $6.25, expiring in March 2003.

                           ENTERPRISES SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000


8.       Historical Quarterly Financial Data - Unauditied

                                                                       For The Three Months Ended
                                      --------------------------------------------------------------------------------------------
                                        Sep. 30,      Jun. 30,      Mar. 31,     Dec. 31,    Sep. 30,     Jun. 30,     Mar. 31,
                                          2001          2001          2001         2000        2000         2000         2000
                                      --------------------------------------------------------------------------------------------


Revenues                               $         -  $           -   $        -   $         -  $       -   $         -  $        -

(Loss) before extraordinary items      $ (681,795)  $ (1,071,791)  $ (627,296)   (1,638,777)  (911,799)   (1,668,363) $ (424,074)

Net (Loss)                             $ (681,795)  $ (1,071,791)  $ (627,296)   (1,260,104)  (911,799)   (1,668,363) $ (424,074)

(Loss) per common share                $    (0.08)  $     (0.13)   $    (0.08)  $     (0.39) $   (0.21)  $     (0.39) $    (0.10)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

CAUTIONARY INFORMATION

Certain statements in this report are, and statements in other material filed or to be filed with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) are, or will be, forward-looking within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, without limitation, statements regarding: expectations as to operational improvements; expectations as to cost savings, the time by which certain objectives will be achieved; proposed new products and services; expectations that claims, lawsuits, commitments, contingent liabilities, or other matters will not have a material adverse effect on its financial position, results of operations or liquidity; and statements concerning projections, predictions, expectations, estimates or forecasts as to the Company's business, financial and operational results, and future economic performance, statements of management's goals and objectives and other similar expressions concerning matters that are not historical facts.

Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking information is based on information available at the time and/or management's good faith belief with respect to future events, and is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

Important factors that could cause such differences include, but are not limited to, whether the Company is fully successful in implementing their financial and operational initiatives; industry competition, conditions, performance and consolidation; legislative and/or regulatory developments; the effects of adverse general economic conditions, both within the United States and globally; and the outcome of claims and litigation.

Forward-looking statements speak only as of the date the statement was made. The Company assumes no obligation to update forward-looking information to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information. If the Company does update one or more forward-looking statements, no inference should be drawn that the Company will make additional updates with respect thereto or with respect to other forward-looking statements.

The Company has had no revenues from the beginning of its development stage, January 1, 1998, through September 30, 2001. The Company has incurred significant operating losses in each of these fiscal years. Under these conditions, the Company's cash reserves of $184,000 at September 30, 2001 may only be sufficient to sustain the Company through 1 to 2 more months, unless additional funds are raised. The Company anticipates the need for up to $5 million in additional capital in 2001 and 2002 to permit it to develop and market its proposed products discussed under "Description of Business" in the Company's 10-KSB and is actively engaged in pursuing possible sources. The Company has been vigorously marketing its products with limited staff in 2001. Specifically, in addition to the products it has developed, the Company plans to offer downloadable software for the Business-to-Consumer (B2C) and Business-to-Business (B2B)markets. There is no assurance, of course, that the Company will be able successfully to develop and market this new software.

The Company has targeted the following markets arenas: the Health Care Industry, Financial Industry and Department of Defense to concentrate its marketing activities. The Company estimates that about $1,000,000 will be required to commence marketing activities.

However, it is expected that additional capital will be required in 2001, as well as 2002, until revenues from product sales are adequate to cover administrative, operational and product development costs. Further product Research and development costs, and estimated marketing costs, are projected to total $15,000,000 over the next five years. Of this total,$5,000,000 would be incurred, assuming availability of capital or revenues from product sales, in 2001 and 2002. There is no assurance that the Company's revenue stream will be sufficient at any time in the future to result in profitable or continuing operations for the Company or that the Company will be able to finance these estimated costs through capital infusions.

In the period ended September 30, 2001 as well as the year 2000, the Company's research and development activities were directed at completing development of its first products as delineated in the "Description of Business" in the Company's 10-KSB. It was reported that the Company finalized its first two products, The Trusted Authorization Device (TAD) and the Global Positioning Satellite (GPS) Enabled TAD were finalized in March, 2001 and are ready for production and delivery with Patents Pending on them. Subsequent to the 10-KSB the Company introduced its own new SAPPHIRE ONE Server. SAPPHIRE ONE is currently available and offers what the Company believes is a superior platform with designed in computer and network security. Operating on the standard Intel-based architecture, the appliance-based platform can be used to protect sensitive commercial and government business processes.

The Company does not plan any significant capital expenditures for infrastructure or equipment, but plans to add 16 engineers and technical employees and 4 marketing personnel and 2 administrative people in the period 2001 to 2002 to the three engineers currently on staff. The Company has currently engaged as consultants 4 additional engineers.

Overall expenses decreased $260,058 in the third quarter ended September 30, 2001,or 27%, from the $959,203 experienced in the same period for 2000. For nine months ended September 30, 2001 overall expenses decreased $630,591 from $3,082,639 or 20% for the same period in 2000. Professional fees, consultants and directors fees of $265,817 in the third quarter 2001 were $93,346 less than the $359,163 incurred in the third quarter of 2000. Travel and promotion of $56,839 in the third quarter 2001 was $33,178 less than the $90,017 incurred in the same period of 2000. Travel and promotions for nine months ended September 30, 2001 decreased by $30,221 or 11% from $262,810 for the same period of 2000. Compensation of $183,093 in the third quarter 2001 was up from $173,657 or an increase of $9,436 for the same period in 2000. Compensation for the nine-month period ended September 30, 2001 increased $255,988 from $270,273 for nine months ended September 30, 2000 to $526,261 for the same period in 2001, reflecting the hiring of full-time management at competitive market salaries and benefits. Interest expense in the third quarter was $2,475 representing a $139,192 decrease for the same period 2000.

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits.

         No.                         Description
         ---                         -----------

         10.19 Settlement Agreement, dated August 31, 2001, between the Company and John A. Solomon.




(b)  Reports on Form 8-K.

     In the quarter ended September 30, 2001, the Company did not file any reports on Form 8-K.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ENTERPRISES SOLUTIONS, INC.


                                             /s/ Alfred T. Saker
                                             -----------------------
                                                Alfred T. Saker
                                             Treasurer and
                                             Chief Financial Officer


Dated: November 14, 2001