Form 10KSB/A
period 2000-12-31
ENTERPRISES SOLUTIONS INC
filed 2002-04-30
CIK 1099294

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

                              ENTERPRISES SOLUTIONS, INC.
                   ----------------------------------------------
                   (Name of small business issuer in its Charter)

          Nevada             			       8-0232148
------------------------------------       -------------------
(State or other jurisdiction of           (I.R.S. Employer
Incorporation or organization)             Identification No.)


140 Wood Road, Suite 200, Braintree, Massachusetts   	     02184
----------------------------------------------------   ----------
      (Address of principal executive offices)         (Zip Code)

Issuer's telephone number: 781-356-4387

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $.001 PER SHARE
(Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) during the past 12 months
 (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

                         DOCUMENTS INCORPORATED BY REFERENCE

	                               None.


AS A PART OF THE COMPANY'S NEGOTIATIONS WITH THE SECURITIES
AND EXCHANGE COMMISSION (THE "COMMISSION")CONCERNING THE ACCURACY OF ITS PAST FILINGS UNDER THE SECURITIES EXCHANGE ACT OF 1934 INSOFAR AS SUCH FILINGS DESCRIBED THE TERMS OF THE SETTLEMENT BETWEEN THE COMPANY AND THE COMMISSION IN OCTOBER, 2000,THE COMPANY HAS AGREED TO FILE THIS AMENDMENT TO ITS FORM 10-KSB
 FOR THE YEAR ENDED DECEMBER 31, 2000 (THE "2000 FORM 10-KSB"),
 AS WELL AS TO AMEND ITS FORM 8-K FILED IN OCTOBER 2000 DESCRIBING THE TERMS OF SUCH SETTLEMENT. THIS AMENDMENT NO. 1 AMENDS ONLY
THE INFORMATION SET FORTH UNDER "ITEM 3. LEGAL PROCEEDINGS" IN
PART I OF THE 2000 FORM 10-KSB.  IN ORDER TO PRESERVE
THE NATURE AND CHARACTER OF THE DISCLOSURES SET FORTH IN THE
2000 FORM 10-KSB AS OF APRIL 2, 2001, THE DATE ON WHICH THE 2000 FORM 10-KSB WAS FILED, NO ATTEMPT HAS BEEN MADE IN THIS AMENDMENT NO. 1 TO MODIFY OR UPDATE DISCLOSURES EXCEPT AS DESCRIBED ABOVE.

                                       PART I

ITEM 3.  LEGAL PROCEEDINGS

Securities and Exchange Commission Proceedings

	On March 30, 2000, the Securities and Exchange Commission ("Commission") announced the temporary suspension, pursuant to Section
 12(k) of the Securities Exchange Act of 1934 (the "Exchange Act"), of trading of the Common Stock of the Company at 9:30 a.m. on March 30, 2000 and terminating at 11:59 p.m. on April 12, 2000. The Commission announced that it temporarily suspended trading in the securities of the Company because of questions concerning the accuracy and completeness of assertions made by the Company in its filings with the omission, in its recent press releases, and on its Internet website, including questions about the identity of persons in control of the operations and management of the Company.

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

	On October 10, 2000, as a result of negotiation between the Company and the Commission, the Commission requested that the Court enter judgment consistent with the Settlement Agreement reached with Company and the Commission. The Court approved the Settlement Agreement on October 16, 2000, thus settling all matters between the Company and the Commission. Under the Agreement, the Company was permanently enjoined from further violations of the securities laws, and the Company committed that it will comply with all securities laws.






	In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment to its report on Form 10-KSB to be signed on its behalf the undersigned, thereto duly authorized.

Dated: April 30, 2002


                                       	Enterprises Solutions, Inc.


                                     	By:	/s/ Alfred T. Saker
                                          	---------------------
                                                  Alfred T. Saker,
                                     President and Chief Executive Officer


	Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2002.

       	SIGNATURE                                    CAPACITY

	/s/ Alfred T. Saker                                Director
	------------------------
	Alfred T. Saker

	/s/ Charles E. Bobbish                             Director
	------------------------
	Charles E. Bobbish